Form 10QSB
period 1996-06-30
HOME STAKE OIL & GAS CO
filed 1996-08-14
CIK 882378

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                QUARTERLY REPORT
                            UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934 For
                    the quarterly period ended June 30, 1996

                         Commission file number 0-19766


                        THE HOME-STAKE OIL & GAS COMPANY
            (Exact name of small business issuer as specified in its
                                    charter)


                     Oklahoma                         73-0288030
           (State or other jurisdiction of         (I.R.S. Employer
            incorporation or organization)        Identification No.)


                         15 East 5th Street, Suite 2800
                              Tulsa, Oklahoma 74103
                    (Address of principal executive offices)


                                 (918) 583-0178
                          Registrant's telephone number


        Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


        The number of shares outstanding of the Registrants's common stock, all of which comprise a single class with $20 par value, as of August 12, 1996, the latest practicable date, was 89,509.

                        THE HOME-STAKE OIL & GAS COMPANY

                                   FORM 10-QSB
                                  JUNE 30, 1996

                                TABLE OF CONTENTS

                                                                            Page
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets ...........................     4

         Consolidated Condensed Statements of Income and Accumulated
         Deficit for the Six Months ended June 30, 1996...................     5

         Consolidated Condensed Statements of Income and Accumulated
         Deficit for the Three Months ended June 30, 1996.................     6

         Consolidated Condensed Statements of Cash Flow ..................     7

         Notes to Consolidated Condensed Financial Statements ............     8

Item 2.  Management's Discussion and Analysis ............................    10

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ...............................................    12

Item 2.  Changes in Securities ...........................................    12

Item 3.  Defaults upon Senior Securities .................................    12

Item 4.  Submission of Matters to a Vote of Security Holders .............    12

Item 5.  Other Information ...............................................    12

Item 6.  Exhibits and Reports on Form 8-K ................................    13

SIGNATURES ...............................................................    14

                         PART I - FINANCIAL INFORMATION

                        THE HOME-STAKE OIL & GAS COMPANY
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                                   June 30,         December 31,
                                                     1996               1995
                                                     ----               ----
Current assets:
  Cash.........................................      $    457,398     $ 227,144
  Accounts receivable..........................           595,567       552,149
  Prepaid expenses.............................            55,426        81,404
                                                      -----------   -----------
                 Total current assets..........         1,108,391       860,697

Investments (Note 2)...........................         2,442,852     2,407,552

Property and equipment, at cost:...............        27,668,087    27,704,111
    Less accumulated depreciation, depletion
      and amortization.........................        18,451,279    17,961,108
                                                      -----------   -----------
         Net property and equipment............         9,216,808     9,743,003

Other assets...................................            22,854        20,499
                                                      -----------   -----------
                                                      $12,790,905   $13,031,751
                                                      ===========   ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Accounts payable and accrued liabilities.....       $   432,979   $   446,168
  Deferred compensation payable................            50,328        57,518
  Payable to affiliate.........................            58,184       195,320
  Income taxes payable.........................            36,564         2,610
  Bonus payable................................            30,000        32,710
  Current note payable (Note 3)................         1,369,320     1,369,320
                                                      -----------   -----------
     Total current liabilities.................         1,977,375     2,103,646

Long-term note payable (Note 3)................         3,879,763     4,564,423

Deferred income taxes..........................           265,855        71,167

Contingencies (Note 4)

Stockholders' equity:
 Preferred stock, $1 par value -
    200,000 shares authorized; none issued
 Common stock, $20 par value -
    100,000 shares authorized and issued.......         2,000,000     2,000,000
  Additional paid-in capital...................         8,055,613     8,055,613
  Accumulated Deficit..........................        (1,903,684    (2,279,081)
                                                     ------------  ------------
                                                        8,151,929     7,776,532

  Less treasury stock, at cost - 10,491 shares.         1,484,017     1,484,017
                                                    -------------  ------------
     Total stockholders' equity................         6,667,912     6,292,515
                                                    -------------  ------------
                                                      $12,790,905   $13,031,751
                                                    =============  ============
                             See accompanying notes.

                        THE HOME-STAKE OIL & GAS COMPANY
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                             AND ACCUMULATED DEFICIT
                     Six months ended June 30, 1996 and 1995
                                   (Unaudited)



                                                      1996              1995
                                                      ----              ----

Revenues:
  Oil sales....................................   $ 2,257,666       $ 1,899,839
  Gas sales....................................     1,123,336           875,701
  Lease bonuses and rentals....................         7,463            12,269
  Interest and dividends.......................        10,038             7,494
  Gain on sales of assets......................         2,865            68,099
  Income from equity affiliates................       115,894            75,372
  Other........................................        74,227            56,965
                                                  -----------       -----------
                                                    3,591,489         2,995,739

Costs and expenses:
  Lease operating expenses.....................     1,031,725           610,055
  Production taxes.............................       322,690           229,128
  Depreciation, depletion and amortization.....       674,706           617,640
  Dry hole costs...............................        46,118           119,470
  Condemned and abandoned properties...........       (5,075)            41,035
  General and administrative expense...........       466,755           604,094
  Interest expense.............................       238,284           221,136
  Property, franchise and other taxes..........        57,237            63,093
                                                  -----------        ----------
                                                    2,832,440         2,505,651

Income before provision for income taxes.......       759,049           490,088

Provision for income taxes:
  Current......................................        54,700            23,100
  Deferred.....................................       194,688            85,330
                                                  -----------       -----------
                                                      249,388           108,430
                                                  -----------       -----------

Net income.....................................       509,661           381,658

Accumulated deficit at beginning of period.....    (2,279,081)       (2,393,985)

Cash dividends ($1.50 per share - 1996,
   $2.00 per share - 1995).....................      (134,264)         (179,018)
                                                  -----------       -----------

Accumulated deficit at end of period...........   $(1,903,684)      $(2,191,345)
                                                  ===========       ===========

Weighted average number of common shares
   outstanding.................................        89,509            89,509
                                                       ======            ======

Net income per share...........................        $ 5.69            $ 4.26
                                                       ======            ======

                             See accompanying notes.

                        THE HOME-STAKE OIL & GAS COMPANY
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                             AND ACCUMULATED DEFICIT
                    Three months ended June 30, 1996 and 1995
                                   (Unaudited)


                                                     1996              1995
                                                     ----              ----

Revenues:
  Oil sales....................................   $ 1,218,315       $ 1,166,324
  Gas sales....................................       580,255           468,786
  Lease bonuses and rentals....................         4,660             3,250
  Interest and dividends.......................         4,220             5,587
  Gain on sales of assets......................         2,865            68,099
  Income from equity affiliates................        69,716            66,332
  Other........................................        36,183            27,114
                                               --------------    --------------
                                                    1,916,214         1,805,492

Costs and expenses:
  Lease operating expenses.....................       529,256           322,462
  Production taxes.............................       174,487           127,110
  Depreciation, depletion and amortization.....       337,353           308,820
  Dry hole costs...............................        43,787            36,291
  Condemned and abandoned properties...........         1,875            14,998
  General and administrative expense...........       219,137           284,692
  Interest expense.............................       115,800           134,302
  Property, franchise and other taxes..........        30,752            44,061
                                                -------------     -------------
                                                    1,452,447         1,272,736

Income before provision for income taxes.......       463,767           532,756

Provision for income taxes:
  Current......................................        31,250            21,000
  Deferred.....................................       169,490           120,803
                                                -------------      ------------
                                                      200,740           141,803
                                                -------------      ------------

Net income.....................................       263,027           390,953

Accumulated deficit at beginning of period.....    (2,099,579)       (2,492,789)

Cash dividends ($.75 per share - 1996,
    $1.00 per share - 1995)....................       (67,132)          (89,509)
                                                  -----------       -----------

Accumulated deficit at end of period...........   $(1,903,684)      $(2,191,345)
                                                  ===========       ===========

Weighted average number of common shares
    outstanding................................        89,509            89,509
                                                       ======            ======

Net income per share...........................        $ 2.94            $ 4.37
                                                       ======            ======

                             See accompanying notes.

                        THE HOME-STAKE OIL & GAS COMPANY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                     For the six months ended June 30, 1996
                                    and 1995
                                   (Unaudited)



                                                     1996              1995
                                                     ----              ----

Operating activities:
  Oil and gas sales, net of production.........   $ 2,971,266       $ 2,460,154
  Lease bonuses and rentals....................         7,463            12,269
  Interest and dividends.......................        10,038             7,494
  Other........................................        74,227            56,965
                                                  -----------      ------------
                                                    3,062,994         2,536,882

  Cash paid to suppliers and employees.........     1,583,240         1,311,566
  Interest expense.............................       238,284           236,057
  Property, franchise and other taxes..........        57,237            63,093
  Income taxes paid............................         2,602              (158)
                                                  -----------      ------------
                                                    1,881,363         1,610,558
    Net cash provided by operating activities..     1,181,631           926,324


Investing activities:
  Proceeds from sales of property and
     equipment.................................         3,000           114,871
  Acquisition of property and equipment........      (167,858)       (2,878,977)
  Acquisition of investments...................            --                --
  Dividends/distributions from
     equity affiliates.........................        32,300            35,889
                                                  -----------      ------------
    Net cash used in investing activities......      (132,558)       (2,728,217)


Financing activities:
  Proceeds from notes payable..................            --         2,685,680
  Note payments................................      (684,660)         (361,554)
  Cash dividends paid..........................      (134,159)         (178,998)
                                                  -----------      ------------
    Net cash used in financing activities......      (818,819)        2,145,128
                                                  -----------      ------------

Net increase in cash...........................       230,254           343,235

Cash at beginning of period....................       227,144            45,677
                                                  -----------      ------------

Cash at end of period..........................   $   457,398      $    388,912
                                                  ===========      ============








                             See accompanying notes.

                        THE HOME-STAKE OIL & GAS COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - General

The unaudited financial information provided in this report includes all normal recurring adjustments which are, in the opinion of management, necessary to fairly present the financial position, result of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. The Company believes that the disclosures herein are adequate to make the information presented not misleading; however, these financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year.

Note 2- Summarized financial information of equity investees

Summarized income statement information for the six months ended June 30, 1996 and 1995 for The Home-Stake Royalty Corporation ("HSRC") and Alden Pipeline Company is presented below:

                                              1996              1995
                                              ----              ----
Income Statement data:
          Revenues......................  $ 3,776,556       $ 3,132,740
          Income before income taxes....    1,001,057           661,760
          Net income (1)................      754,245           494,463

          (1) Includes  $138,829  and  $110,554 in 1996 and 1995,  respectively, attributable to the equity earnings of the Company recorded by HSRC.

Note 3 - Note payable

Note payable at June 30, 1996, represents the amounts due under the Company's financing agreement which is due May 1, 1997 and provides for monthly maturities of $114,110, plus interest at bank prime. In addition, the Company has a line of credit in the amount of $500,000 available until May 1, 1997 which provides for monthly payments of interest on the outstanding borrowings at bank prime. There is no balance currently under this line, however the Company has issued letters of credit in the amount of $60,000 which are also guaranteed by this line.

The notes payable and line of credit described above are collateralized by the 11,963 shares of common stock of HSRC owned by the Company and certain of the Company's producing properties.

Note 4 - Contingencies

In August 1995, the Company was notified that a property in which it owns a 9% working interest was subject to certain claims by surface owners regarding possible saltwater contamination. The operator of the property, Mobil Oil Corporation, has settled some claims and is currently pursuing resolution of this matter with other surface owners. It is currently estimated that the Company's share of the total claims and related costs may be approximately $300,000. On June 13, 1996, the Company and HSRC (collectively "the Companies") filed suit in the United States District Court for the Eastern District of Oklahoma, against Mobil Oil Corporation and Mobil Exploration & Production U.S., Inc. (collectively "Mobil"). This suit is styled The Home-Stake Royalty Corporation and The Home-Stake Oil & Gas Company v Mobil Oil Corporation and Mobil Exploration & Production U.S., Inc. (Case No. CIV-6- 271-S). This action alleges Mobil's breach of the related Unit Agreement; breach of fiduciary duty; gross negligence and willful misconduct; and fraud in connection with Mobil's operation of the property. The Companies are seeking actual damages, punitive damages and equitable relief in this matter, including a declaration that Mobil is barred from charging costs related to certain saltwater contamination claims and other related costs to the Companies. Mobil has counter claimed for the Companies share of environmental and operating costs which the Companies have not paid. Discovery has just commenced in this matter, which is tentatively set for trial in January, 1997. At this time management cannot estimate either the financial impact of the litigation or the effect on the carrying value of the assets affected.

The Company is involved in various other legal actions arising in the normal course of business. In the opinion of management, the Company's liabilities, if any, in these matters will not have a material effect on the Company's financial position or the results of operations.

Item 2.     Management's Discussion and Analysis.

Results of Operations - First six months of 1996 compared with first six months of 1995

Net income for the first six months increased $128,003 from $381,658 in 1995 to $509,661 in 1996. The principal reasons for this increase are as follows:

Oil sales increased 19% ($357,827) as a result of an increase in the average price from $16.69 per barrel to $19.00 per barrel, coupled with an increase in production volumes of 5,006 barrels. This increase in production was primarily a result of new drilling and property acquisitions during 1995.

Gas sales increased $247,635 (28%) due to an increase in the average gas price per mcf from $1.39 in 1995 to $1.92 in 1996, partially offset by a decrease in production volumes from 630,251 mcf to 584,244 mcf.

Interest income increased $2,544 from 1995 primarily as a result of greater excess funds available for investment.

Gains on sales of assets were lower in 1996 (decrease of $65,234). In the second quarter of 1995 the Company sold several marginal properties for which there were no comparable transactions in 1996.

Income from equity affiliates increased $40,522. The Company's principal equity investee, HSRC, reported income of $764,270 in 1996 compared to $509,032 in 1995.

Other income was $17,262 higher due to additional "administrative overhead" being collected from joint interest partners on Company operated wells as a result of new wells acquired in 1995.

Lease operating expenses increased $421,670 (69%) in 1996. This increase is principally attributable to operating costs associated with properties acquired in 1995.

Production taxes increased $93,562 as a result of higher production values described above.

Dry hole costs  decreased  $73,352 in 1996.  In 1995 there were 2 dry holes (.44 net) drilled at an average gross cost of $271,500 per well; in 1996 there were 3 dry holes (.16 net) drilled at an average gross cost of $288,200 per well.

Condemned and abandoned property expense decreased $46,110, resulting in a net credit of $5,075. This net credit was primarily the result of salvage credits of $12,488 received on a property abandoned during the first quarter. 1995 expense was unusually high due to the non-recurring abandonment of acreage costs associated with two dry holes, coupled with the expiration of leases on certain non-producing acreage owned by the Company.

General and administrative expense decreased $137,339. 1995 operations included $134,967 associated with the Company's unsuccessful merger with The Home-Stake Royalty Corporation.

Results of Operations - Second quarter 1996 compared with second quarter 1995

Net income for the second quarter decreased $127,927 from $390,954 in 1995 to $263,026 in 1996. The principal reasons for this decrease are as follows:

Oil sales increased 4% ($51,991) due to higher average prices which increased from $17.05 per barrel in 1995 to $20.30 per barrel in 1996, partially offset by a decrease in production volumes from 68,402 barrels to 60,018 barrels.

Gas sales increased $111,469 (24%) due to higher average prices which increased from $1.33 per mcf in 1995 to $1.98 per mcf in 1996, partially offset by a decrease in production volumes from 351,508 mcf to 293,285 mcf.

Gains on sales of assets were lower in 1996 (decrease of $65,234). In the second quarter 1995 the Company sold several marginal properties for which there were no comparable transactions in 1996.

Other income was higher due to additional "administrative overhead" being collected from joint interest partners on Company operated wells as a result of new wells acquired in 1995.

Lease operating expenses increased $206,794 (64%). This increase in principally attributable to operating costs associated with properties acquired in 1995.

Production taxes increased $47,377 as a result of higher production values described above.

Condemned and abandoned property expense decreased $13,123 due to a decrease in the number of non-producing leaseholds whose lease terms expired in the second quarter of 1996, as compared to 1995.

General and administrative expense decreased $18,502. 1995 operations included $35,380 associated with the Company's unsuccessful merger with The Home-Stake Royalty Corporation.

Financial Condition and Liquidity

The Company's operating activities have traditionally been self-financed through internally generated cash flows. The principal uses of cash flows have been to fund the Company's exploration and production activities and for the payment of dividends to stockholders. The use of borrowed funds has generally been limited to the acquisition of producing oil & gas properties where future revenues from such purchases are expected to fund the debt.

The Company has an exploration and development budget for 1996 of $930,000. The Company has spent approximately $141,395 in the first two quarters of 1996 and has current commitments of approximately $367,000 for the remainder of the year. In addition, the Company is actively pursuing acquisition opportunities when they arise.

The Company has a revolving line-of-credit with Bank IV Oklahoma, N.A. in the amount of $500,000 which expires May 1, 1997. There is no balance currently under this line, however the Company has issued letters of credit in the amount of $60,000 which are also guaranteed by this line.

The working capital deficit of $1,242,949 at December 31, 1995 has been reduced to $868,984 at June 30, 1996 since the Company has used cash flows to reduce current liabilities. Product prices remain above 1995 levels and the Company's drilling commitments are $400,000 below budget; it therefore appears likely the surplus will increase. Excess cash flows will be used to reduce the bank note payable and fund future business operations.

                           Part II. Other Information

Item 1.    Legal Proceedings.

           There is a complete discussion of legal proceedings in the Company's Annual Report on Form 10-KSB. During the second quarter of 1996 there have been the following material changes in the status of such matters.

          (a) In connection with the Company's and HSRC's (collectively "the Companies") action against Federal Insurance Company ("Federal"), the Companies entered into a settlement agreement with Federal on August 5, 1996. Pursuant to the terms of the settlement agreement, the Companies and Federal each agreed to dismiss their respective claims.

          (b) In connection with the matter in the Form 10-KSB described as "saltwater contamination claims", the Companies filed suit on June 13, 1996, against Mobil Oil Corporation and Mobil
               Exploration & Production U.S., Inc. ("Mobil"). This suit is styled The Home-Stake Royalty Corporation and The Home-Stake Oil & Gas Company v Mobil Oil Corporation and Mobil Exploration & Production U.S., Inc. (Case No. CIV-96-271-S, United States District Court for the Eastern District of Oklahoma). This action alleges Mobil's breach of contract; breach of fiduciary duty; gross negligence and willful misconduct; and fraud in connection with Mobil's operation of a property in which the Companies each own a 9% working interest. The Companies are seeking equitable relief in this matter, including a declaration that Mobil is barred from charging costs related to certain saltwater contamination claims and other related costs to the Companies. Discovery is ongoing in this matter, which is set for trial in January, 1997.

Item 2.    Changes in Securities.

           None.

Item 3.    Defaults Upon Senior Securities.

           None.

Item 4.    Submission of Matters to a Vote of Security Holders.

           None.

Item 5.    Other Information.

           None.

Item 6.    Exhibits and Reports on Form 8-K.

           (a)  Exhibits.

                The following documents are included as exhibits to this Form 10-QSB.

           Exhibit
           Number       Description

           10.1        Form  of  Indemnity  Agreement  between   The  Home-Stake
                       Oil & Gas Company and each Director, dated May 14, 1996.

           10.2 First Amendment and Modification Agreement to Loan Agree-ment dated May 1, 1996 to the Third Amended and Restated Loan Agreement dated March 29, 1995 between the Company and Bank IV Oklahoma, N.A.

           27          Financial Data Schedule

           (b)  Reports on Form 8-K.

                No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                   Signatures



In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       The Home-Stake Oil & Gas Company
                                           (Registrant)


Date: August 12, 1996                  By:       /s/  Robert C. Simpson
                                           ----------------------------
                                            Robert C. Simpson
                                            Chairman of the Board, C.E.O.,
                                            President and Treasurer


Date:  August 12, 1996                 By:       /s/  Chris K. Corcoran
                                           ----------------------------
                                            Chris K. Corcoran
                                            Executive Vice President,
                                            Chief Financial Officer and
                                            Corporate Secretary