Form 10QSB
period 1996-09-30
HOME STAKE OIL & GAS CO
filed 1996-11-14
CIK 882378

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                QUARTERLY REPORT
                            UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934 For
                  the quarterly period ended September 30, 1996

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


     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


     The number of shares outstanding of the Registrants's common stock, all of which comprise a single class with $20 par value, as of November 12, 1996, the latest practicable date, was 89,509.

                        THE HOME-STAKE OIL & GAS COMPANY

                                   FORM 10-QSB
                               SEPTEMBER 30, 1996

                                TABLE OF CONTENTS

                                                                 Page
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets ............................   4

         Consolidated Condensed Statements of Income and Accumulated
         Deficit for the Nine Months ended September 30, 1996..............   5

         Consolidated Condensed Statements of Income and Accumulated
         Deficit for the Three Months ended September 30, 1996.............   6

         Consolidated Condensed Statements of Cash Flow ...................   7

         Notes to Consolidated Condensed Financial Statements .............   8

Item 2.  Management's Discussion and Analysis .............................  10

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ................................................  12

Item 2.  Changes in Securities ............................................  12

Item 3.  Defaults upon Senior Securities ..................................  12

Item 4.  Submission of Matters to a Vote of Security Holders ..............  12

Item 5.  Other Information ................................................  13

Item 6.  Exhibits and Reports on Form 8-K .................................  13

SIGNATURES ................................................................  14

                         PART I - FINANCIAL INFORMATION

                        THE HOME-STAKE OIL & GAS COMPANY
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                                   September 30,   December 31,
                                                       1996            1995
                                                       ----            ----
Current assets:
  Cash...........................................    $   413,697      $ 227,144
  Accounts receivable............................        578,014        552,149
  Prepaid expenses...............................         43,484         81,404
                                                     -----------   ------------
       Total current assets......................      1,035,195        860,697

Investments (Note 2).............................      2,492,517      2,407,552

Property and equipment, at cost:.................     27,699,041     27,704,111
    Less accumulated depreciation,
          depletion and amortization.............     18,694,672     17,961,108
                                                     -----------    -----------
       Net property and equipment................      9,004,369      9,743,003

Other assets.....................................         23,408         20,499
                                                     -----------    -----------
                                                     $12,555,489    $13,031,751
                                                     ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Accounts payable and accrued liabilities.......      $ 353,833    $   446,168
  Deferred compensation payable..................         46,733         57,518
  Payable to affiliate...........................          8,085        195,320
  Income taxes payable...........................         31,595          2,610
  Bonus payable..................................         45,000         32,710
  Current note payable (Note 3)..................      1,369,320      1,369,320
                                                     -----------    -----------
                 Total current liabilities.......      1,854,566      2,103,646

Long-term note payable (Note 3)..................      3,309,190      4,564,423

Deferred income taxes............................        174,574         71,167

Contingencies (Note 4)

Stockholders' equity:
 Preferred stock, $1 par value -
    200,000 shares authorized; none issued
 Common stock, $20 par value -
    100,000 shares authorized and issued.........      2,000,000      2,000,000
  Additional paid-in capital.....................      8,055,613      8,055,613
  Accumulated Deficit............................     (1,354,437)    (2,279,081)
                                                     -----------   ------------
                                                       8,701,176      7,776,532

  Less treasury stock, at cost - 10,491 shares...      1,484,017      1,484,017
                                                     -----------   ------------
                 Total stockholders' equity......      7,217,159      6,292,515
                                                     -----------   ------------
                                                     $12,555,489    $13,031,751
                                                     ===========   ============
                             See accompanying notes.

                        THE HOME-STAKE OIL & GAS COMPANY
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                             AND ACCUMULATED DEFICIT
                  Nine months ended September 30, 1996 and 1995
                                   (Unaudited)



                                                       1996           1995
                                                       ----           ----

Revenues:
  Oil sales......................................    $ 3,369,514    $ 2,741,222
  Gas sales......................................      1,716,274      1,306,070
  Lease bonuses and rentals......................         13,418         17,051
  Interest and dividends.........................         18,824         16,892
  Gain on sales of assets........................         12,908         65,437
  Income from equity affiliates..................        205,855        119,509
  Other..........................................        124,797        139,500
                                                     -----------    -----------
                                                       5,461,590      4,405,681

Costs and expenses:
  Lease operating expenses.......................      1,594,693        962,039
  Production taxes...............................        491,583        335,680
  Depreciation, depletion and amortization.......      1,012,059        916,887
  Dry hole costs.................................         46,684        132,371
  Condemned and abandoned properties.............         19,724         54,864
  General and administrative expense.............        579,593        833,208
  Interest expense...............................        341,810        365,599
  Property, franchise and other taxes............         79,034         85,492
                                                     -----------    -----------
                                                       4,165,180      3,686,140

Income before provision for income taxes.........      1,296,410        719,541

Provision for income taxes:
  Current........................................         89,341         39,156
  Deferred.......................................        103,407         49,803
                                                     -----------    -----------
                                                         192,748         88,959
                                                     -----------    -----------

Net income.......................................      1,103,662        630,582

Accumulated deficit at beginning of period.......     (2,279,081)    (2,393,985)

Cash dividends ($2.00 per share - 1996,
     $2.75 per share - 1995).....................       (179,018)      (246,150)
                                                     -----------    -----------

Accumulated deficit at end of period.............    $(1,354,437)   $(2,009,553)
                                                     ===========    ===========

Weighted average number of common
     shares outstanding..........................         89,509         89,509
                                                          ======         ======

Net income per share.............................         $12.33         $ 7.04
                                                          ======         ======

                             See accompanying notes.

                        THE HOME-STAKE OIL & GAS COMPANY
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                             AND ACCUMULATED DEFICIT
                 Three months ended September 30, 1996 and 1995
                                   (Unaudited)



                                                        1996           1995
                                                        ----           ----

Revenues:
  Oil sales......................................    $ 1,111,848      $ 841,383
  Gas sales......................................        592,938        430,369
  Lease bonuses and rentals......................          5,955          4,782
  Interest and dividends.........................          8,786          9,398
  Gain (loss) on sales of assets.................         10,043         (2,662)
  Income from equity affiliates..................         89,961         44,137
  Other..........................................         50,570         82,535
                                                     -----------    -----------
                                                       1,870,101      1,409,942

Costs and expenses:
  Lease operating expenses.......................        562,968        351,984
  Production taxes...............................        168,893        106,552
  Depreciation, depletion and amortization.......        337,353        299,247
  Dry hole costs.................................            566         12,901
  Condemned and abandoned properties.............         24,799         13,829
  General and administrative expense.............        112,838        229,114
  Interest expense...............................        103,526        144,463
  Property, franchise and other taxes............         21,797         22,399
                                                     -----------    -----------
                                                       1,332,740      1,180,489

Income before provision for income taxes.........        537,361        229,453

Provision for income taxes:
  Current........................................         34,641         16,056
  Deferred.......................................        (91,281)       (35,527)
                                                     -----------    -----------
                                                         (56,640)       (19,471)
                                                     -----------    -----------

Net income.......................................        594,001        248,924

Accumulated deficit at beginning of period.......     (1,903,684)    (2,191,345)

Cash dividends ($.50 per share - 1996,
     $.75 per share - 1995)......................        (44,754)       (67,132)
                                                     -----------    -----------

Accumulated deficit at end of period.............    $(1,354,437)   $(2,009,553)
                                                     ===========    ===========

Weighted average number of common
     shares outstanding..........................         89,509         89,509
                                                          ======         ======

Net income per share.............................         $ 6.64         $ 2.78
                                                          ======         ======

                             See accompanying notes.

                        THE HOME-STAKE OIL & GAS COMPANY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
              For the nine months ended September 30, 1996 and 1995
                                   (Unaudited)

                                                      1996              1995
                                                      ----              ----

Operating activities:
  Oil and gas sales, net of production taxes.....   $  4,521,703    $ 3,604,068
  Lease bonuses and rentals......................         13,418         17,051
  Interest and dividends.........................         18,824         16,892
  Other..........................................        124,797        139,500
                                                    ------------    -----------
                                                       4,678,742      3,777,511

  Cash paid to suppliers and employees...........      2,338,802      2,074,860
  Interest expense...............................        341,810        380,520
  Property, franchise and other taxes............         79,034         85,492
  Income taxes paid..............................         36,142        (14,753)
                                                    ------------    -----------
                                                       2,795,788      2,526,119
    Net cash provided by operating activities....      1,882,954      1,251,392


Investing activities:
  Proceeds from sales of property and equipment..         13,043        114,834
  Acquisition of property and equipment..........       (323,783)    (3,022,043)
  Dividends/distributions from equity affiliates.         48,449         53,834
                                                    ------------    -----------
    Net cash used in investing activities........       (262,291)    (2,853,375)


Financing activities:
  Proceeds from notes payable....................             --      2,685,680
  Note payments..................................     (1,255,233)      (703,884)
  Cash dividends paid............................       (178,878)      (246,077)
                                                    ------------    -----------
    Net cash used in financing activities........     (1,434,111)     1,735,719
                                                    ------------    -----------

Net increase in cash.............................        186,552        133,736

Cash at beginning of period......................        227,144         45,677
                                                    ------------    -----------

Cash at end of period............................   $    413,696    $   179,413
                                                    ============    ===========








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

Note 2- Summarized financial information of equity investees

Summarized income statement information for the nine months ended September 30, 1996 and 1995 for The Home-Stake Royalty Corporation ("HSRC") and Alden Pipeline Company is presented below:

                                             1996              1995
                                             ----              ----
Income Statement data:
  Revenues..............................  $ 5,811,624       $ 4,629,621
  Income before income taxes............    1,726,594           997,514
  Net income (1)........................    1,417,179           819,529

  (1) Includes  $212,440  and  $182,092 in 1996 and 1995,  respectively, attributable to the equity earnings of the Company recorded by HSRC.

Note 3 - Note payable

Note payable at September 30, 1996, represents the amounts due under the Company's financing agreement which is due May 1, 1998 and provides for monthly maturities of $114,110, plus interest at bank prime. In addition, the Company has a line of credit in the amount of $500,000 available until May 1, 1997 which provides for monthly payments of interest on the outstanding borrowings at bank prime. There is no balance currently outstanding under this line, however the Company has issued letters of credit in the amount of $60,000 which are guaranteed by this line.

The notes payable and line of credit described above are collateralized by the 11,963 shares of common stock of HSRC owned by the Company and certain of the Company's producing properties.

Note 4 - Contingencies

In August 1995, the Company was notified that a property in which it owns a 9% working interest was subject to certain claims by surface owners regarding possible saltwater contamination. The operator of the property, Mobil Oil Corporation, has settled some claims and is currently pursuing resolution of this matter with other surface owners. It is currently estimated that the Company's share of the total claims and related costs may be approximately $300,000. On June 13, 1996, the Company and HSRC (collectively "the Companies") filed suit in the United States District Court for the Eastern District of Oklahoma, against Mobil Oil Corporation and Mobil Exploration & Production U.S., Inc. (collectively "Mobil"). This suit is styled The Home-Stake Royalty Corporation and The Home-Stake Oil & Gas Company v Mobil Oil Corporation and Mobil Exploration & Production U.S., Inc. (Case No. CIV-6- 271-S). This action alleges Mobil's breach of the related Unit Agreement; breach of fiduciary duty; gross negligence and willful misconduct; and fraud in connection with Mobil's operation of the property. The Companies are seeking actual damages, punitive damages and equitable relief in this matter, including a declaration that Mobil is barred from charging costs related to certain saltwater contamination claims and other related costs to the Companies. Mobil has counter claimed for the Companies share of environmental costs which the Companies have not paid. Mobil has also filed a Motion for Summary Judgement, to which the Companies have filed a response. Discovery is ongoing in this matter, which is tentatively set for jury trial in January, 1997. At this time management cannot estimate the financial impact of the litigation. Operations of the property are being reviewed as a result of the contamination claims and a determination of the effects thereof on the carrying value of the assets affected will be made in the fourth quarter of 1996.

The Company is involved in various other legal actions arising in the normal course of business. In the opinion of management, the Company's liabilities, if any, in these matters will not have a material effect on the Company's financial position or the results of operations.

Item 2.     Management's Discussion and Analysis.

Results of Operations - First nine months of 1996 compared with first nine months of 1995

Net income for the first nine months increased $473,080 from $630,582 in 1995 to $1,103,662 in 1996. The principal reasons for this increase are asfollows:

Oil sales increased 23% ($628,292) as a result of an increase in the average price from $16.09 per barrel to $19.20 per barrel, coupled with an increase in production volumes of 5,201 barrels. This increase in production was primarily a result of new drilling activities and property acquisitions during 1995.

Gas sales increased $410,204 (31%) due to an increase in the average gas price per mcf from $1.40 in 1995 to $1.96 in 1996, partially offset by a decrease in production volumes from 994,954 mcf to 923,796 mcf.

Interest income increased $1,932 from 1995 primarily as a result of greater excess funds available for investment.

Gains on sales of assets were lower in 1996 (decrease of $52,529). In 1995 the Company sold several marginal properties for which there were no comparable transactions in 1996.

Income from equity affiliates increased $86,346. The Company's principal equity investee, HSRC, reported income of $1,433,259 in 1996 compared to $819,529 in 1995.

Lease operating expenses increased $632,654 (66%) in 1996. This increase is principally attributable to operating costs associated with properties acquired in 1995.

Production taxes increased $155,903 as a result of higher production values described above.

Dry hole costs  decreased  $85,687 in 1996.  In 1995 there were 3 dry holes (.59 net) drilled at an average gross cost of $224,358 per well; in 1996 there were 3 dry holes (.18 net) drilled at an average gross cost of $259,355 per well.

Condemned and abandoned property expense decreased $35,140. 1996 expense includes salvage credits of $12,488 received on a property abandoned during the first quarter. 1995 expense was unusually high due to the non-recurring abandonment of acreage costs associated with three dry holes, coupled with the expiration of leases on certain non-producing acreage owned by the Company.

General and administrative expense decreased $253,615. 1995 operations included $139,187 associated with the Company's unsuccessful merger with The Home-Stake Royalty Corporation. 1996 operations include a reduction of $82,500 related to a settlement agreement reached with the Federal Insurance Company (see Part II,
Item 1, Legal Proceedings).

Results of Operations - Third quarter 1996 compared with third quarter 1995

Net income for the third quarter increased $345,077 from $248,924 in 1995 to $594,001 in 1996. The principal reasons for this increase are as follows:

Oil sales increased 32% ($270,465) due to higher average prices which increased from $14.89 per barrel in 1995 to $19.61 per barrel in 1996, coupled with a slight increase in production volumes from 56,515 barrels to 56,710 barrels.

Gas sales increased $162,569 (38%) due to higher average prices which increased from $1.42 per mcf in 1995 to $2.04 per mcf in 1996, partially offset by a decrease in production volumes from 304,022 mcf to 291,158 mcf.

Gains on sales of assets in 1996 increased $12,705. In the third quarter 1996 the Company certain properties for which there were no comparable transactions in 1995.

Lease operating expenses increased $210,984 (60%). This increase in principally attributable to operating costs associated with properties acquired in 1995.

Production taxes increased $62,341 as a result of higher production values described above.

Condemned and abandoned property expense increased $10,970 due to an increase in the number of non-producing leaseholds whose lease terms expired in the third quarter of 1996, as compared to 1995.

General and administrative expense decreased $116,276. 1995 operations included $19,866 associated with the Company's unsuccessful merger with The Home-Stake Royalty Corporation. 1996 operations include a reduction of $82,500 related to a settlement agreement reached with the Federal Insurance Company (see Part II,
Item 1, Legal Proceedings).

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

The Company has an exploration and development budget for 1996 of $930,000. The Company has spent approximately $495,700 in the first three quarters of 1996 and has current commitments of approximately $267,500 for the remainder of the year. In addition, the Company is actively pursuing acquisition opportunities when they arise.

The Company has a revolving line-of-credit with Boatmen's National Bank of Oklahoma in the amount of $500,000 which expires May 1, 1997. There is no balance currently outstanding under this line, however the Company has issued letters of credit in the amount of $60,000 which are guaranteed by this line.

The working capital deficit of $1,242,949 at December 31, 1995 has been reduced to $819,371 at September 30, 1996 since the Company has used cash flows to reduce current liabilities. Product prices remain above 1995 levels and the Company's drilling commitments are $166,700 below budget. Excess cash flows will be used to reduce the bank note payable and fund future business operations.

                           Part II. Other Information

Item 1.    Legal Proceedings.

     There is a complete discussion of legal proceedings in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995 (the "Form 10-KSB"). During the third quarter of 1996 there have been the following material changes in the status of such matters.

     (a) In connection with the Company's and HSRC's (collectively "the Companies") action against Federal Insurance Company ("Federal") in the United States District Court for the Northern District of Oklahoma, the Companies entered into a settlement agreement with Federal on August 5, 1996, pursuant to which, the Companies received an aggregate of $165,000 ($82,500 each company) and each party agreed to dismiss all of their respective claims against each other.

     (b) In connection with HSRC's dispute with the Bureau of Indian Affairs, the Interior Board of Land Appeals of the United States Department of the Interior (the "Appeals Board") ruled on September 17, 1996 on HSRC's petition for clarification and reconsideration of certain aspects of the Appeal Board's earlier ruling. The Appeals Board determined that royalty payments are due to the Kiowa Indians on 100% of sales from the date of first production. As a result, there will be additional royalties, as well as Kiowa severance tax, due on this production. HSRC is still reviewing this decision, its impact on the owners of the affected properties and whether to appeal the ruling through a federal court action. At September 30, 1996, the Company accrued $38,187, representing its share of additional royalties and severance taxes.

     (c) In connection with the matter discussed in the Company's Form 10-KSB described as "saltwater contamination claims", the Companies filed suit in the United States District Court for the Eastern District of Oklahoma on June 13, 1996, against Mobil Oil Corporation and Mobil Exploration & Production U.S., Inc. (collectively "Mobil"). This suit is styled The Home-Stake Royalty Corporation and The Home-Stake Oil & Gas Company v Mobil Oil Corporation and Mobil Exploration & Production U.S., Inc. (Case No. CIV-96-271-S). This action alleges Mobil's breach of the Unit Agreement; breach of fiduciary duty; gross negligence and willful misconduct; and fraud in connection with Mobil's operation of a property in which the Companies each own a 9% working interest. The Companies are seeking actual damages, punitive damages and equitable relief in this matter, including a declaration that Mobil is barred from charging costs related to certain saltwater contamination claims and other related costs to the Companies. Mobil has counter claimed for the Companies share of environmental costs which the Companies have not paid. Mobil has also filed a Motion for Summary Judgement, to which the Companies have filed a response. Discovery is ongoing in this matter, which is set for jury trial in January, 1997.

Item 2.    Changes in Securities.

           None.

Item 3.    Defaults Upon Senior Securities.

           None.

Item 4.    Submission of Matters to a Vote of Security Holders.

           None.

Item 5. Other Information.

        None.

Item 6. Exhibits and Reports on Form 8-K.

        (a)  Exhibits.

        The  following  documents  are included as exhibits to this Form 10-QSB.

           Exhibit
           Number          Description

           27              Financial Data Schedule

        (b)  Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                                    Signatures



In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         The Home-Stake Oil & Gas Company
                                           (Registrant)


Date: November 13, 1996                   By: /s/  Robert C. Simpson
                                              ----------------------------
                                               Robert C. Simpson
                                               Chairman of the Board, C.E.O.,
                                               President and Treasurer


Date: November 13, 1996                    By: /s/  Chris K. Corcoran
                                               ----------------------------
                                                Chris K. Corcoran
                                                Executive Vice President,
                                                Chief Financial Officer and
                                                Corporate Secretary