Form 10QSB
period 1997-03-31
HOME STAKE OIL & GAS CO
filed 1997-05-15
CIK 882378

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                QUARTERLY REPORT
                            UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934 For
                    the quarterly period ended March 31, 1997


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



     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


     The number of shares outstanding of the Registrants's common stock, all of which comprise a single class with $20 par value, as of April 30, 1997, the latest practicable date, was 89,509.

                        THE HOME-STAKE OIL & GAS COMPANY

                                   FORM 10-QSB
                                 MARCH 31, 1997

                                TABLE OF CONTENTS

                                                                        Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Condensed Balance Sheets .......................     4

        Consolidated Condensed Statements of Income and Accumulated
        Deficit for the Three Months ended March 31, 1997 ...........     5

        Consolidated Condensed Statements of Cash Flow ..............     6

        Notes to Consolidated Condensed Financial Statements ........     7

Item 2. Management's Discussion and Analysis ........................     8

PART II - OTHER INFORMATION

Item 1. Legal Proceedings ...........................................     9

Item 2. Changes in Securities .......................................     9

Item 3. Defaults upon Senior Securities .............................     9

Item 4. Submission of Matters to a Vote of Security Holders .........     9

Item 5. Other Information ...........................................     9

Item 6. Exhibits and Reports on Form 8-K ............................     9

SIGNATURES ..........................................................    11

                         PART I - FINANCIAL INFORMATION

                        THE HOME-STAKE OIL & GAS COMPANY
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                                 March 31,        December 31,
                                                   1997               1996
                                                   ----               ----
Current assets:
  Cash......................................   $     287,541     $      350,772
  Accounts receivable.......................         787,734          1,089,063
  Prepaid expenses..........................          24,861            133,213
                                                ------------     --------------
         Total current assets...............       1,100,136          1,573,048

Investments (Note 2)........................       2,762,419          2,733,595

Property and equipment, at cost:............      23,694,692         24,804,033
    Less accumulated depreciation,
          depletion and amortization........      15,239,844         16,201,676
                                                ------------      -------------
         Net property and equipment.........       8,454,848          8,602,357

Other assets................................          23,327             23,327
                                                ------------      -------------
                                                $ 12,340,730      $  12,932,327
                                                ============      =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Accounts payable and accrued liabilities..... $    334,058      $     827,272
  Payable to affiliate.........................       94,035             66,213
  Income taxes payable.........................       87,171             15,971
  Bonus payable................................       13,650             15,929
  Current notes payable (Note 3)...............    1,369,320          1,369,320
                                                ------------      -------------
         Total current liabilities.............    1,898,234          2,294,705

Long-term notes payable (Note 3)...............    1,711,650          2,738,640
Deferred income taxes..........................      612,850            392,566

Contingencies (Note 4)

Stockholders' equity:
 Preferred stock, $1 par value -
    200,000 shares authorized; none issued
 Common stock, $20 par value -
    100,000 shares authorized and issued.......    2,000,000          2,000,000
  Additional paid-in capital...................    8,055,613          8,055,613
  Accumulated deficit..........................     (453,600)        (1,065,180)
                                                ------------      -------------
                                                   9,602,013          8,990,433
  Less treasury stock,
     at cost - 10,491 shares...................    1,484,017          1,484,017
                                                ------------      -------------
         Total stockholders' equity............    8,117,996          7,506,416
                                                ------------      -------------
                                                $ 12,340,730      $  12,932,327
                                                ============      =============

                             See accompanying notes.

                        THE HOME-STAKE OIL & GAS COMPANY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                             AND ACCUMULATED DEFICIT
                   Three months ended March 31, 1997 and 1996
                                   (Unaudited)



                                                      1997              1996
                                                      ----              ----

Revenues:
  Oil sales.................................... $  1,265,580      $   1,039,351
  Gas sales....................................      871,133            543,081
  Lease bonuses and rentals....................       14,370              2,803
  Interest and dividends.......................        6,846              5,818
  Gain on sales of assets......................       99,708                  -
  Income from equity affiliates................      119,123             46,178
  Other........................................       48,557             38,044
                                                ------------      -------------
                                                   2,425,317          1,672,275

Costs and expenses:
  Lease operating expenses.....................      448,181            502,469
  Production taxes.............................      183,096            148,203
  Depreciation, depletion and amortization.....      317,008            337,353
  Dry hole costs...............................      125,083              2,331
  Condemned and abandoned properties...........       18,292             (6,950)
  General and administrative expense...........      257,366            247,618
  Interest expense.............................       81,985            122,484
  Property, franchise and other taxes..........       31,252             26,485
                                                ------------      -------------
                                                   1,462,263          1,379,993

Income before provision for income taxes.......      963,054            295,282

Provision for income taxes:
  Current......................................       86,436             23,450
  Deferred.....................................      220,284             25,198
                                                ------------      -------------
                                                     306,720             48,648
                                                ------------      -------------

Net income.....................................      656,334            246,634

Accumulated deficit at beginning of period.....   (1,065,180)        (2,279,081)

Cash dividends ($ .50 per share - 1997;
      $ .75 per share - 1996)..................      (44,754)           (67,132)
                                                ------------      -------------

Accumulated deficit at end of period........... $   (453,600)     $  (2,099,579)
                                                ============      =============

Weighted average number of common
     shares outstanding........................       89,509             89,509
                                                      ======             ======

Net income per share...........................        $7.33              $2.76
                                                       =====              =====

                             See accompanying notes.

                        THE HOME-STAKE OIL & GAS COMPANY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 1997 and 1996
                                   (Unaudited)



                                                       1997                1996
                                                       ----                ----

Operating activities:
  Oil and gas sales, net of production taxes... $  1,996,753      $   1,371,691
  Lease bonuses and rentals....................       14,370              2,803
  Interest and dividends.......................        6,846              5,818
  Other........................................       48,557             38,044
                                                ------------      -------------
                                                   2,066,526          1,418,356

  Cash paid to suppliers and employees.........      756,965            843,791
  Interest expense.............................       81,985            122,484
  Property, franchise and other taxes..........       31,252             26,485
  Income taxes paid............................       15,236              2,602
                                                ------------      -------------
                                                     885,438            995,362
                                                ------------      -------------
    Net cash provided by operating activities..    1,181,088            422,994


Investing activities:
  Proceeds from sales of
     property and equipment                          170,546                  -
  Acquisition of property and equipment........     (355,268)           (94,763)
  Distributions from equity affiliate..........       12,111             16,150
                                                ------------      -------------
    Net cash used in investing activities......     (172,611)           (78,613)


Financing activities:
  Note payments................................   (1,026,990)          (342,330)
  Cash dividends paid..........................      (44,718)           (67,079)
                                                ------------      -------------
    Net cash used in financing activities......   (1,071,708)          (409,409)
                                                ------------      -------------

Net decrease in cash...........................      (63,231)           (65,028)

Cash at beginning of period....................      350,772            227,144
                                                ------------      -------------

Cash at end of period.......................... $    287,541      $     162,116
                                                ============      =============








                             See accompanying notes.

                        THE HOME-STAKE OIL & GAS COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - General

The unaudited financial information provided in this report includes all normal recurring adjustments which are, in the opinion of management, necessary to fairly present the financial position, result of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. The Company believes that the disclosures herein are adequate to make the information presented not misleading; however, these financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year.

Note 2- Summarized financial information of equity investees

Summarized income statement information for the three months ended March 31, 1997 and 1996 for The Home-Stake Royalty Corporation ("HSRC") and Alden Pipeline Company is presented below:

                                              1997              1996
                                              ----              ----
Income Statement data:
          Revenues.....................  $ 2,609,789       $ 1,679,208
          Income before income taxes...    1,102,540           289,957
          Net income (1)...............      767,469           241,309

          (1) Includes $190,300 and $48,361 in 1997 and 1996, respectively, attributable to the equity earnings of the Company recorded by HSRC.

During the first quarter of 1997, the Company sold its interest in the N.E. Alden Field, including Alden Pipeline Company. This sale was effective January 1, 1997. Accordingly, 1997 information presented above does not include amounts attributable to the operations of Alden Pipeline Company; amounts included for 1996 operations are not material to the totals shown.

Note 3 - Notes payable

Notes payable at March 31, 1997, represents the amounts due under the Company's financing agreement which is due May 1, 1998 and provides for monthly maturities of $114,110, plus interest at bank prime. In addition, the Company has a line of credit in the amount of $500,000 available until May 1, 1997 which provides for monthly payments of interest on the outstanding borrowings at bank prime.

The notes payable and the line of credit described above are collateralized by certain of the Company's producing properties.

Note 4 - Contingencies

The Company is involved in various legal actions arising in the normal course of business. In the opinion of management, the Company's liabilities, if any, in these matters will not have a material effect on the Company's financial position or the results of operations.

Item 2.     Management's Discussion and Analysis.

Results of Operations - First quarter 1997 compared with first quarter 1996

Net income for the first quarter increased $409,700 from $246,634 in 1996 to $656,334 in 1997. The principal reasons for this increase are as follows:

Oil sales increased $226,229 (22%) due to an increase in the average oil price from $17.67 per barrel to $21.45 per barrel, coupled with a small increase in production from 58,805 barrels to 58,989 barrels..

Gas sales increased 60% ($328,052) due to an increase in the average gas price from $1.87 in 1996 to $3.10 in 1997 and a small decrease in gas production from 290,959 Mcf to 281,016 Mcf.

Gain on sales of assets increased $99,708 in 1997 following the Company's sale of their interest in the N.E. Alden Field. There were no comparable sales in 1996.

Income from equity affiliates increased $72,945 in 1997. The Company's principal equity investee, The Home-Stake Royalty Corporation, reported net income of $767,469 in the first quarter of 1997 and $315,130 in the same period of 1996. In addition, the Company's ownership in The Home-Stake Oil & Gas Company increased from 17.1% to 19.3% in November, 1996.

Lease operating expenses decreased $54,288 (11%) due primarily to environmental remediation expenses incurred in 1996 associated a property in which the Company has a 9% working interest.

Dry hole costs increased $122,752 in 1997 resulting from the higher incidence of dry holes, coupled with the Company's higher ownership interests.

Condemned and abandoned property expense increased $25,242 in 1997. 1997 expense included the non-recurring abandonment of acreage costs associated with the dry holes described above. 1996 results included a net credit of $6,950 which was primarily the result of salvage credits of $12,488 received on a property abandoned during the quarter.

Interest expense decreased $40,499 in 1997 reflecting the Company's lower average borrowings.

Financial Condition and Liquidity

The Company's operating activities have traditionally been self-financed through internally generated cash flows. The principal use of cash flows has generally been to fund the Company's exploration and production activities and for the payment of dividends to stockholders. The use of borrowed funds has generally been limited to the acquisition of producing oil and gas properties where future revenues from such purchases are expected to fund the debt.

The Company has an exploration and development budget for 1997 of $1 million. During the first quarter the Company spent approximately $355,000 and has current commitments of $500,000 for the remainder of the year. The Company is also actively pursuing opportunities for the acquisition of producing properties whenever possible.

Product prices have decreased 20% to 25% since the first of the year. Despite these decreases, the Company expects to finance its budgeted 1997 operations and drilling through internally generated cash flows. In addition, the Company's line of credit is expected to be extended into 1998.

Statement of Financial Accounting Standards No. 128, Earning Per Share will become effective for periods ending after December 15, 1997. Adoption of this statement will not have a material effect on the Company's result of operations.

Forward-looking Statements

This Management's Discussion and Analysis of Results of Operations and Financial Condition contains certain statements which are not historical in nature and are considered "forward looking statements", including statements concerning the Company's anticipated capital expenditures, cash flows, financial condition and liquidity. These forward looking statements are based on current expectations, estimates and assumptions of management and are subject to certain risks and uncertainties. Actual results and developments man differ materially from what is expressed in the forward looking statements as a result of changes in the prices of oil or gas, operating expenses, federal and state regulations and other factors beyond the control of the Company.

                           Part II. Other Information

Item 1.    Legal Proceedings.

           There is a complete discussion of legal proceedings included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996. Since the date of that report there have been no material changes in the status of such matters.

Item 2.    Changes in Securities.

           None.

Item 3.    Defaults Upon Senior Securities.

           None.

Item 4.    Submission of Matters to a Vote of Security Holders.

           None.

Item 5.    Other Information.

           None.

Item 6.    Exhibits and Reports on Form 8-K.

           (a)  Exhibits.

                 None.

           (b)  Reports on Form 8-K.

                No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                   Signatures



In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  The Home-Stake Oil & Gas Company
                                       (Registrant)


Date:  May 15, 1997                By:    /s/  Robert C. Simpson
                                       -------------------------
                                        Robert C. Simpson
                                        Chairman of the Board, C.E.O.,
                                        President and Treasurer


Date:  May 15, 1997                By:    /s/  Chris K. Corcoran
                                       -------------------------
                                        Chris K. Corcoran
                                        Executive Vice President,
                                        Chief Financial Officer and
                                        Corporate Secretary