Form 10QSB
period 1997-06-30
HOME STAKE OIL & GAS CO
filed 1997-08-11
CIK 882378

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                QUARTERLY REPORT
                            UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934 For
                    the quarterly period ended June 30, 1997

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


        Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |


        The number of shares outstanding of the Registrants's common stock, all of which comprise a single class with $20 par value, as of July 31, 1997, the latest practicable date, was 89,509.

                        THE HOME-STAKE OIL & GAS COMPANY

                                   FORM 10-QSB
                                  JUNE 30, 1997

                                TABLE OF CONTENTS

                                                                 Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Balance Sheets ..............................     4

        Condensed Statements of Income and Accumulated
        Deficit for the Six Months ended June 30, 1997.........     5

        Condensed Statements of Income and Accumulated
        Deficit for the Three Months ended June 30, 1997.......     6

        Condensed Statements of Cash Flow .....................     7

        Notes to Condensed Financial Statements ...............     8

Item 2. Management's Discussion and Analysis ..................     9

PART II - OTHER INFORMATION

Item 1. Legal Proceedings .....................................    12

Item 2. Changes in Securities .................................    12

Item 3. Defaults upon Senior Securities .......................    12

Item 4. Submission of Matters to a Vote of Security Holders ...    12

Item 5. Other Information .....................................    12

Item 6. Exhibits and Reports on Form 8-K ......................    12

SIGNATURES ....................................................    13

                         PART I - FINANCIAL INFORMATION

                        THE HOME-STAKE OIL & GAS COMPANY
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                                       June 30,     December 31,
                                                         1997           1996
                                                         ----           ----
Current assets:
  Cash.........................................     $    268,583    $   350,772
  Accounts receivable..........................          533,141      1,089,063
  Prepaid expenses.............................           76,425        133,213
                                                    ------------    -----------
     Total current assets......................          878,149      1,573,048

Investments (Note 2)...........................        2,773,028      2,733,595

Property and equipment, at cost:...............       23,653,131     24,804,033
    Less accumulated depreciation,
       depletion and amortization..............       15,467,581     16,201,676
                                                    ------------    -----------
     Net property and equipment................        8,185,550      8,602,357

Other assets...................................           23,327         23,327
                                                    ------------    -----------
                                                    $ 11,860,054    $12,932,327
                                                    ============    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Accounts payable and accrued liabilities.....     $    320,631    $   827,272
  Payable to affiliate.........................           17,679         66,213
  Income taxes payable.........................           79,156         15,971
  Bonus payable................................           21,800         15,929
  Current note payable (Note 3)................        1,369,320      1,369,320
                                                    ------------    -----------
     Total current liabilities.................        1,808,586      2,294,705

Long-term note payable (Note 3)................        1,141,100      2,738,640

Deferred income taxes..........................          551,798        392,566

Contingencies (Note 4)

Stockholders' equity:
 Preferred stock, $1 par value -
    200,000 shares authorized; none issued
 Common stock, $20 par value -
    100,000 shares authorized and issued.......        2,000,000      2,000,000
  Additional paid-in capital...................        8,055,613      8,055,613
  Accumulated Deficit..........................         (213,026)    (1,065,180)
                                                    ------------    -----------
                                                       9,842,587      8,990,433

  Less treasury stock, at cost - 10,491 shares.        1,484,017      1,484,017
                                                    ------------    -----------
     Total stockholders' equity................        8,358,570      7,506,416
                                                    ------------    -----------
                                                    $ 11,860,054    $12,932,327
                                                    ============    ===========

                             See accompanying notes.

                        THE HOME-STAKE OIL & GAS COMPANY
                         CONDENSED STATEMENTS OF INCOME
                             AND ACCUMULATED DEFICIT
                     Six months ended June 30, 1997 and 1996
                                   (Unaudited)



                                                         1997           1996
                                                         ----           ----

Revenues:
  Oil sales....................................     $  2,230,920    $ 2,257,666
  Gas sales....................................        1,389,533      1,123,336
  Lease bonuses and rentals....................           40,826          7,463
  Interest and dividends.......................           13,800         10,038
  Gain on sales of assets......................           99,708          2,865
  Income from equity affiliates................          165,989        115,894
  Other........................................           86,877         74,227
                                                    ------------    -----------
                                                       4,027,653      3,591,489

Costs and expenses:
  Lease operating expenses.....................          773,376      1,031,725
  Production taxes.............................          300,135        322,690
  Depreciation, depletion and amortization.....          634,015        674,706
  Dry hole costs...............................          275,114         46,118
  Condemned and abandoned properties...........           34,671         (5,075)
  General and administrative expense...........          536,840        466,755
  Interest expense.............................          145,918        238,284
  Property, franchise and other taxes..........           71,203         57,237
                                                    ------------    -----------
                                                       2,771,272      2,832,440

Income before provision for income taxes.......        1,256,381        759,049

Provision for income taxes:
  Current......................................          155,486         54,700
  Deferred.....................................          159,232        194,688
                                                    ------------    -----------
                                                         314,718        249,388
                                                    ------------    -----------

Net income.....................................          941,663        509,661

Accumulated deficit at beginning of period.....       (1,065,180)    (2,279,081)

Cash dividends ($1.00 per share - 1997,
     $1.50 per share - 1996)...................          (89,509)      (134,264)
                                                    ------------    -----------

Accumulated deficit at end of period...........     $   (213,026)   $(1,903,684)
                                                    ============    ===========

Weighted average number of common
     shares outstanding........................           89,509         89,509
                                                          ======         ======

Net income per share...........................           $10.52         $ 5.69
                                                          ======         ======

                             See accompanying notes.

                        THE HOME-STAKE OIL & GAS COMPANY
                         CONDENSED STATEMENTS OF INCOME
                             AND ACCUMULATED DEFICIT
                    Three months ended June 30, 1997 and 1996
                                   (Unaudited)



                                                        1997            1996
                                                        ----            ----

Revenues:
  Oil sales....................................     $   965,340     $ 1,218,315
  Gas sales....................................         518,400         580,255
  Lease bonuses and rentals....................          26,456           4,660
  Interest and dividends.......................           6,954           4,220
  Gain on sales of assets......................              --           2,865
  Income from equity affiliates................          46,866          69,716
  Other........................................          38,320          36,183
                                                    -----------     -----------
                                                      1,602,336       1,916,214

Costs and expenses:
  Lease operating expenses.....................         325,195         529,256
  Production taxes.............................         117,039         174,487
  Depreciation, depletion and amortization.....         317,007         337,353
  Dry hole costs...............................         150,031          43,787
  Condemned and abandoned properties...........          16,379           1,875
  General and administrative expense...........         279,474         219,137
  Interest expense.............................          63,933         115,800
  Property, franchise and other taxes..........          39,951          30,752
                                                    -----------     -----------
                                                      1,309,009       1,452,447

Income before provision for income taxes.......         293,327         463,767

Provision for income taxes:
  Current......................................          69,050          31,250
  Deferred.....................................         (61,052)        169,490
                                                    -----------     -----------
                                                          7,998         200,740
                                                    -----------     -----------

Net income.....................................         285,329         263,027

Accumulated deficit at beginning of period.....        (453,600)     (2,099,579)

Cash dividends ($ .50 per share - 1997,
     $ .75 per share - 1996)...................         (44,755)        (67,132)
                                                    -----------     -----------

Accumulated deficit at end of period...........     $  (213,026)    $(1,903,684)
                                                    ===========     ===========

Weighted average number of common
     shares outstanding........................          89,509          89,509
                                                         ======          ======

Net income per share...........................          $ 3.19          $ 2.94
                                                         ======          ======

                             See accompanying notes.

                        THE HOME-STAKE OIL & GAS COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                 For the six months ended June 30, 1997 and 1996
                                   (Unaudited)



                                                     1997           1996
                                                     ----           ----

Operating activities:
  Oil and gas sales, net of production.........     $  3,465,269    $ 2,971,266
  Lease bonuses and rentals....................           40,826          7,463
  Interest and dividends.......................           13,800         10,038
  Other........................................           86,877         74,227
                                                    ------------    -----------
                                                       3,606,772      3,062,994

  Cash paid to suppliers and employees.........        1,308,479      1,583,240
  Interest expense.............................          145,918        238,284
  Property, franchise and other taxes..........           71,203         57,237
  Income taxes paid............................           92,301          2,602
                                                    ------------    -----------
                                                       1,617,901      1,881,363
    Net cash provided by operating activities..        1,988,871      1,181,631


Investing activities:
  Proceeds from sales of property
     and equipment.............................          171,372          3,000
  Acquisition of property and equipment........         (579,637)      (167,858)
  Dividends/distributions from
     equity affiliates.........................           24,221         32,300
                                                    ------------    -----------
    Net cash used in investing activities......         (384,044)      (132,558)


Financing activities:
  Note payments................................       (1,597,540)      (684,660)
  Cash dividends paid..........................          (89,476)      (134,159)
                                                    ------------    -----------
    Net cash used in financing activities......       (1,687,016)      (818,819)
                                                    ------------    -----------

Net increase (decrease) in cash................          (82,189)       230,254

Cash at beginning of period....................          350,772        227,144
                                                    ------------    -----------

Cash at end of period..........................     $    268,583    $   457,398
                                                    ============    ===========








                             See accompanying notes.

                        THE HOME-STAKE OIL & GAS COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

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

Note 2- Summarized financial information of equity investees

Summarized income statement information for the six months ended June 30, 1997 and 1996 for The Home-Stake Royalty Corporation ("HSRC") and Alden Pipeline Company is presented below:

                                              1997              1996
                                              ----              ----
Income Statement data:
          Revenues.......................  $ 4,351,608       $ 3,776,556
          Income before income taxes.....    1,509,954         1,001,057
          Net income (1).................    1,091,138           754,245

(1) Includes $271,139 and $138,829 in 1997 and 1996, respectively, attributable to the equity earnings of the Company recorded by HSRC.

During the first quarter of 1997, the Company sold its interest in the N.E. Alden Field, including Alden Pipeline Company. This sale was effective January 1, 1997. Accordingly, 1997 information presented above does not include amounts attributable to the operations of Alden Pipeline Company; amounts included for 1996 operations are not material to the totals shown.

Note 3 - Note payable

Note payable at June 30, 1997, represents the amounts due under the Company's financing agreement which is due May 1, 1998 and provides for monthly maturities of $114,110, plus interest at bank prime. In addition, the Company has a line of credit in the amount of $500,000 available until May 1, 1998 which provides for monthly payments of interest on the outstanding borrowings at bank prime. There is no balance currently under this line, however the Company has issued letters of credit in the amount of $60,000 which are also guaranteed by this line.

The notes payable and line of credit described above are collateralized by certain of the Company's producing properties.

Note 4 - Contingencies

The Company is involved in various legal actions arising in the normal course of business. In the opinion of management, the Company's liabilities, if any, in these matters will not have a material effect on the Company's financial position or the results of operations.

Item 2.     Management's Discussion and Analysis.

Results of Operations - First six months of 1997 compared with first six months of 1996

Net income for the first six months increased $432,002 from $509,661 in 1996 to $941,663 in 1997. The principal reasons for this increase are as follows:

Oil sales decreased 1% ($26,746) as a result of a decrease in production volumes of 7,518 barrels, partially offset by an increase in the average price of oil from $19.00 per barrel in 1996 to $20.04 per barrel in 1997. The decrease in production volumes was primarily a result of property dispositions during 1996 and early 1997.

Gas sales increased $266,197 (24%) due to an increase in the average gas price per mcf from $1.92 in 1996 to $2.43 in 1997, partially offset by a decrease in production volumes from 584,244 mcf to 571,364 mcf.

Lease rentals and bonuses increased $33,363 due to higher leasing activity in 1997 than in 1996.

Interest income increased $3,762 from 1996 primarily as a result of greater excess funds available for investment.

Gain on sales of assets increased $96,843 in 1997 following the Company's sale of their interest in the N.E. Alden Field. There were no comparable sales in 1996.

Income from equity affiliates increased $50,095 in 1997. The Company's principal equity investee, The Home-Stake Royalty Corporation, reported net income of $1,091,138 in 1997 and $764,270 in the same period of 1996. In addition, the Company's ownership in The Home-Stake Royalty Corporation increased from 17.1% to 19.3% in November, 1996.

Other income was $12,650 higher due to additional "administrative overhead" being collected from joint interest partners on Company operated wells and $9,500 received from the purchaser of the N.E. Alden field properties for the Company's operation of the properties while the purchaser satisfied certain title requirements.

Lease operating expenses decreased $258,349 (25%) in 1996. This increase is principally attributable to environmental remediation expenses in 1996 associated with a waterflood property in which the Company has a 9% working interest, coupled with an insurance reimbursement in 1997 of certain of such costs of approximately $145,250

Dry hole costs increased $228,996 in 1997 due the greater incidence of dry holes. In 1996 there were 3 dry holes (.16 net) drilled at an average gross cost of $288,200 per well; in 1997 there were 6 dry holes (.61 net) drilled at an average gross cost of $451,000 per well.

Condemned and abandoned property expense increased $46,110. 1996 expense was a net credit of $5,075, primarily the result of salvage credits of $12,488 received on a property abandoned during the first quarter. 1997 expense was also higher due to the abandonment of acreage costs associated with six dry holes in 1997, compared to two in 1996.

General and administrative expense increased $70,085 (15%). This increase is primarily associated with the addition of certain full-time and contract employees in late 1996 and early 1997. Such personnel were added in anticipation of an increase in the Company's exploration activities.

Interest expense decreased $92,366 in 1997, reflecting the Company's lower average borrowings.

Results of Operations - Second quarter 1997 compared with second quarter 1996

Net income for the second quarter increased $22,302 from $263,027 in 1996 to $285,328 in 1997. The principal reasons for this decrease are as follows:

Oil sales decreased 21% ($252,9758 due to lower average oil prices which decreased from $20.30 per barrel in 1996 to $18.45 per barrel in 1997, coupled with a decrease in production volumes from 60,018 barrels to 52,316 barrels.

Gas sales increased $61,855 (11%) due to lower average prices which decreased from $1.98 per mcf in 1996 to $1.79 per mcf in 1997, coupled with a decrease in production volumes from 293,285 mcf to 290,348 mcf.

Income from equity affiliates decreased $22,850 in 1997. The Company's principal equity investee, The Home-Stake Royalty Corporation, reported net income of $323,669 in 1997 and $449,140 in the same period of 1996. The Company's ownership in The Home-Stake Oil & Gas Company increased from 17.1% to 19.3% in November, 1996.

Lease operating expenses decreased $204,061 (39%) in 1996. This increase is principally attributable to environmental remediation expenses in 1996 associated with a waterflood property in which the Company has a 9% working interest, coupled with an insurance reimbursement in 1997 of certain of such costs of approximately $145,250

Production taxes decreased $57,448 as a result of lower production values described above.

Dry hole costs increased $106,244 in 1997 due the greater incidence of dry holes. In 1996 there was 1 dry hole (.06 net) drilled; in 1997 there were 4 dry holes (.57 net) drilled.

Condemned and abandoned property expense increased $14,504. 1997 expense was higher due to the abandonment of acreage costs associated with the 4 dry holes in 1997, compared to only 1 in 1996.

General and administrative expense increased $60,337. This increase is primarily associated with the addition of certain full-time and contract employees in late 1996 and early 1997. Such personnel were added in anticipation of an increase in the Company's exploration activities.

Interest expense decreased $51,867 in 1997, reflecting the Company's lower average borrowings.

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

The Company has an exploration and development budget for 1997 of $1 million. The Company has spent approximately $496,000 in the first two quarters of 1997 and has current commitments of approximately $890,000 for the remainder of the year. In addition, the Company is actively pursuing opportunities for the acquisition of producing properties whenever possible.

The Company has a revolving line-of-credit with Bank IV Oklahoma, N.A. in the amount of $500,000 which expires May 1, 1998. There is no balance currently under this line, however the Company has issued letters of credit in the amount of $60,000 which are also guaranteed by this line.

Product prices have decreased approximately 20% for oil and 45% for gas since the first of the year. Despite these decreases, the Company expects to finance its budgeted 1997 operations and drilling through internally generated cash flows.

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

           Exhibit
           Number   Description

           10.1     Second   Amendment  and   Modification   Agreement  to  Loan
                    Agreement dated May 1, 1997 to the Third Amended and Restated Loan Agreement dated March 29, 1995 between the Company and Boatmen's National Bank of Oklahoma (formerly known as Bank IV Oklahoma, N.A.).

           27       Financial Data Schedule

           (b)  Reports on Form 8-K.

                    No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                   Signatures



In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 The Home-Stake Oil & Gas Company
                                     (Registrant)


Date: August 11, 1997            By:   /s/  Robert C. Simpson
                                     ----------------------------
                                      Robert C. Simpson
                                      Chairman of the Board, C.E.O.,
                                      President and Treasurer


Date: August 11, 1997            By:   /s/  Chris K. Corcoran
                                     ----------------------------
                                      Chris K. Corcoran
                                      Executive Vice President,
                                      Chief Financial Officer and
                                      Corporate Secretary