Form 10QSB
period 1997-09-30
HOME STAKE OIL & GAS CO
filed 1997-11-14
CIK 882378

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                QUARTERLY REPORT
                            UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1997

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


        Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


        The number of shares outstanding of the Registrants's common stock, all of which comprise a single class with $20 par value, as of November 13, 1997, the latest practicable date, was 89,509.

                        THE HOME-STAKE OIL & GAS COMPANY

                                   FORM 10-QSB
                               SEPTEMBER 30, 1997

                                TABLE OF CONTENTS
                                                                           Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Condensed Balance Sheets ...........................     4

        Consolidated Condensed Statements of Income and Accumulated
        Deficit for the Nine Months ended September 30, 1997.............     5

        Consolidated Condensed Statements of Income and Accumulated
        Deficit for the Three Months ended September 30, 1997............     6

        Consolidated Condensed Statements of Cash Flow ..................     7

        Notes to Consolidated Condensed Financial Statements ............     8

Item 2. Management's Discussion and Analysis ............................    10

PART II - OTHER INFORMATION

Item 1. Legal Proceedings ...............................................    12

Item 2. Changes in Securities ...........................................    12

Item 3. Defaults upon Senior Securities .................................    12

Item 4. Submission of Matters to a Vote of Security Holders .............    12

Item 5. Other Information ...............................................    13

Item 6. Exhibits and Reports on Form 8-K ................................    13

SIGNATURES ..............................................................    14

                         PART I - FINANCIAL INFORMATION

                        THE HOME-STAKE OIL & GAS COMPANY
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                                    September 30,  December 31,
                                                        1997           1996
Current assets:
  Cash and cash equivalents......................    $   296,200    $   350,772
  Accounts receivable............................        430,616      1,089,063
  Prepaid expenses...............................         29,728        133,213
                                                     -----------    -----------
                 Total current assets............        756,544      1,573,048

Investments (Note 2).............................      2,813,465      2,733,595

Property and equipment, at cost:.................     23,773,483     24,804,033
    Less accumulated depreciation,
    depletion and amortization...................     15,565,520     16,201,676
                                                     -----------    -----------
                 Net property and equipment......      8,207,963      8,602,357

Other assets.....................................         23,087         23,327
                                                     -----------    -----------
                                                     $11,801,059    $12,932,327
                                                     ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Accounts payable and accrued liabilities.......    $   264,367    $   827,272
  Payable to affiliate...........................        158,683         66,213
  Income taxes payable...........................         44,686         15,971
  Bonus payable..................................         34,050         15,929
  Current note payable (Note 3)..................      1,369,320      1,369,320
                                                     -----------    -----------
                 Total current liabilities.......      1,871,106      2,294,705

Long-term note payable (Note 3)..................        797,570      2,738,640

Deferred income taxes............................        606,091        392,566
Contingencies (Note 4)

Stockholders' equity:
 Preferred stock, $1 par value -
    200,000 shares authorized;
    none issued Common stock, $20 par value -
    100,000 shares authorized and issued.........      2,000,000      2,000,000
  Additional paid-in capital.....................      8,055,613      8,055,613
  Accumulated Deficit............................        (45,304)    (1,065,180)
                                                     -----------    -----------
                                                      10,010,309      8,990,433
  Less treasury stock, at cost - 10,491 shares...      1,484,017      1,484,017
                                                     -----------    -----------
                 Total stockholders' equity......      8,526,292      7,506,416
                                                     -----------    -----------
                                                     $11,801,059    $12,932,327
                                                     ===========    ===========
                             See accompanying notes.

                        THE HOME-STAKE OIL & GAS COMPANY
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                             AND ACCUMULATED DEFICIT
                  Nine months ended September 30, 1997 and 1996
                                   (Unaudited)



                                                        1997           1996
                                                        ----           ----
Revenues:
  Oil sales......................................    $ 3,053,455    $ 3,369,514
  Gas sales......................................      1,940,746      1,716,274
  Lease bonuses and rentals......................         58,707         13,418
  Interest and dividends.........................         19,060         18,824
  Gain on sales of assets........................        111,076         12,908
  Income from equity affiliates..................        242,683        205,855
  Other..........................................        126,852        124,797
                                                     -----------    -----------
                                                       5,552,579      5,461,590

Costs and expenses:
  Lease operating expenses.......................      1,203,595      1,594,693
  Production taxes...............................        416,335        491,583
  Depreciation, depletion and amortization.......        846,023      1,012,059
  Dry hole costs.................................        336,740         46,684
  Condemned and abandoned properties.............         42,767         19,724
  General and administrative expense.............        832,910        579,593
  Interest expense...............................        195,165        341,810
  Property, franchise and other taxes............         95,828         79,034
                                                     -----------    -----------
                                                       3,969,363      4,165,180

Income before provision for income taxes.........      1,583,216      1,296,410

Provision for income taxes:
  Current........................................        215,552         89,341
  Deferred.......................................        213,525        103,407
                                                     -----------    -----------
                                                         429,077        192,748
                                                     -----------    -----------

Net income.......................................      1,154,139      1,103,662

Accumulated deficit at beginning of period.......     (1,065,180)    (2,279,081)

Cash dividends ($1.50 per share - 1997,
     $2.00 per share - 1996).....................       (134,263)      (179,018)
                                                     -----------    -----------

Accumulated deficit at end of period.............    $   (45,304)   $(1,354,437)
                                                     ===========    ===========
Weighted average number of
     common shares outstanding....................        89,509         89,509
                                                          ======         ======

Net income per share..............................        $12.89         $12.33
                                                          ======         ======
                             See accompanying notes.

                        THE HOME-STAKE OIL & GAS COMPANY
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                             AND ACCUMULATED DEFICIT
                 Three months ended September 30, 1997 and 1996
                                   (Unaudited)



                                                       1997              1996
                                                       ----              ----
Revenues:
  Oil sales......................................    $   822,535    $ 1,111,848
  Gas sales......................................        551,213        592,938
  Lease bonuses and rentals......................         17,881          5,955
  Interest and dividends.........................          5,260          8,786
  Gain (loss) on sales of assets.................         11,368         10,043
  Income from equity affiliates..................         76,694         89,961
  Other..........................................         39,975         50,570
                                                     -----------    -----------
                                                       1,524,926      1,870,101

Costs and expenses:
  Lease operating expenses.......................        430,219        562,968
  Production taxes...............................        116,200        168,893
  Depreciation, depletion and amortization.......        212,008        337,353
  Dry hole costs.................................         61,626            566
  Condemned and abandoned properties.............          8,096         24,799
  General and administrative expense.............        296,070        112,838
  Interest expense...............................         49,247        103,526
  Property, franchise and other taxes............         24,625         21,797
                                                     -----------    -----------
                                                       1,198,091      1,332,740

Income before provision for income taxes.........        326,835        537,361

Provision for income taxes:
  Current........................................         60,066         34,641
  Deferred.......................................         54,293        (91,281)
                                                     -----------    -----------
                                                         114,359        (56,640)
                                                     -----------    -----------

Net income.......................................        212,476        594,001

Accumulated deficit at beginning of period.......       (213,026)    (1,903,684)

Cash dividends ($.50 per share)..................        (44,754)       (44,754)
                                                     -----------    -----------
Accumulated deficit at end of period.............    $   (45,304)   $(1,354,437)
                                                     ===========    ===========
Weighted average number of
     common shares outstanding...................         89,509         89,509
                                                          ======         ======

Net income per share.............................         $ 2.37         $ 6.64
                                                          ======         ======
                             See accompanying notes.

                        THE HOME-STAKE OIL & GAS COMPANY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                  Nine months ended September 30, 1997 and 1996
                                   (Unaudited)



                                                         1997           1996
                                                         ----           ----
Operating activities:
  Oil and gas sales, net of production taxes.....    $ 4,820,641    $ 4,521,703
  Lease bonuses and rentals......................         58,707         13,418
  Interest and dividends.........................         19,060         18,824
  Other..........................................        126,852        124,797
                                                     -----------    -----------
                                                       5,028,260      4,678,742

  Cash paid to suppliers and employees...........      1,885,843      2,338,802
  Interest paid..................................        195,165        341,810
  Property, franchise and other taxes............         95,828         79,034
  Income taxes paid..............................        186,837         36,142
                                                     -----------    -----------
                                                       2,363,673      2,795,788
    Net cash provided by operating activities....      2,661,587      1,882,954


Investing activities:
  Proceeds from sales of property and equipment..        245,554         13,043
  Acquisition of property and equipment..........       (922,779)      (323,783)
  Dividends/distributions from equity affiliates.         36,331         48,449
                                                     -----------    -----------
    Net cash used in investing activities........       (640,894)      (262,291)


Financing activities:
  Note payments..................................     (1,941,070)    (1,255,233)
  Cash dividends paid............................       (134,195)      (178,878)
                                                     -----------    -----------
    Net cash used in financing activities........     (2,075,265)    (1,434,111)
                                                     -----------    -----------

Net increase (decrease) in cash
     and cash equivalents........................       (54,572)        186,552

Cash and cash equivalents at
     beginning of period.........................        350,772        227,144
                                                     -----------    -----------

Cash and cash equivalents at end of period.......    $   296,200    $   413,696
                                                     ===========    ===========







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

Note 2- Summarized financial information of equity investees

Summarized income statement information for the nine months ended September 30, 1997 and 1996 for The Home-Stake Royalty Corporation ("HSRC") and Alden Pipeline Company is presented below:

                                             1997              1996
                                             ----              ----
Income Statement data:
          Revenues.....................  $ 6,000,533       $ 5,811,624
          Income before income taxes...    1,938,921         1,726,594
          Net income (1)...............    1,470,826         1,417,179

          (1) Includes  $333,541  and  $212,440 in 1997 and 1996,  respectively, attributable to the equity earnings of the Company recorded by HSRC.

During the first quarter of 1997, the Company sold its interest in the N.E. Alden Field, including Alden Pipeline Company. This sale was effective January 1, 1997. Accordingly, the 1997 information presented above does not include amounts attributable to the operations of Alden Pipeline Company; amounts included for 1996 operations are not material to the totals shown.

Note 3 - Note payable

Note payable at September 30, 1997, represents the amounts due under the Company's financing agreement which is due May 1, 1999 and provides for monthly maturities of $114,110, plus interest at bank prime. In addition, the Company has a line of credit in the amount of $500,000 available until May 1, 1998 which provides for monthly payments of interest on the outstanding borrowings at bank prime. There is no balance currently outstanding under this line, however the Company has issued a letter of credit in the amount of $60,000 which is guaranteed by this line.

The note payable and line of credit described above are collateralized by certain of the Company's producing properties.

Note 4 - Contingencies

The Company is involved in various other legal actions arising in the normal course of business. In the opinion of management, the Company's liabilities, if any, in these matters will not have a material effect on the Company's financial position or the results of operations.

Item 2.     Management's Discussion and Analysis.

Results of Operations - First nine months of 1997 compared with first nine months of 1996

Net income for the first nine months increased $50,477, from $1,103,662 in 1996 to $1,154,139 in 1997. The principal reasons for this increase are as follows:

Oil sales decreased 9% ($316,059) as a result of a decrease in the average oil price from $19.20 per barrel to $19.07 per barrel, coupled with an decrease in production volumes of 15,398 barrels. This decrease in production volumes was primarily a result of property dispositions during 1996 and early 1997.

Gas sales increased $224,472 (13%) due to an increase in the average gas price per mcf from $1.96 in 1996 to $2.31 in 1997, partially offset by a decrease in production volumes from 875,402 mcf in 1996 to 840,305 mcf in 1997.

Lease rentals and bonuses increased $45,289 due to higher leasing activity in 1997 than in 1996.

Gains on sales of assets increased $98,168 in 1997, following the Company's sale of their interest in the N.E. Alden Field. There were no comparable sales in 1996.

Income from equity affiliates increased $36,828 in 1997. The Company's principal equity investee, The Home-Stake Royalty Corporation, reported net income of $1,470,826 in 1997 and $1,433,259 in the same period of 1996. In addition, the Company's ownership in The Home-Stake Royalty Corporation increased from 17.1% to 19.3% in November 1996.

Lease operating expenses decreased $391,098 (25%) from 1996. This decrease is principally attributable to environmental remediation expenses in 1996 associated with a waterflood property in which the Company has a 9% working interest, coupled with an insurance reimbursement in 1997 of certain of such costs of approximately $145,250.

Production taxes decreased $75,248 as a result of lower production values described above.

Dry hole costs increased $290,056 in 1997 due to the greater incidence of dry holes and higher average costs per well. In 1996 there were 3 dry holes (.18 net) drilled at an average gross cost of $259,355 per well; in 1997 there were 8 dry holes (.73 net) drilled at an average gross cost of $461,288 per well.

Condemned and abandoned property expense increased $23,043. 1996 expense includes salvage credits of $12,488 received on a property abandoned during the first quarter. 1997 expense was also higher due to the abandonment of acreage costs associated with eight dry holes in 1997, compared to only three in 1996.

General and administrative expense increased $253,317. 1997 operations includes $80,712 associated with the Company's proposed merger with The Home-Stake Royalty Corporation (see Item 5 below). In addition, the Company added certain full-time and contract employees in late 1996 and early 1997, in connection with its exploration activities. 1996 operations include a reduction of $82,500 related to a settlement agreement reached with the Company's insurance carrier for its officers and directors liability coverage.

Interest expense decreased $146,65 in 1997, reflecting the Company's lower average borrowings.

Results of Operations - Third quarter 1997 compared with third quarter 1996

Net income for the third quarter decreased $381,525, from $594,001 in 1996 to $212,475 in 1997. The principal reasons for this increase are as follows:

Oil sales decreased 26% ($289,313) due to lower average oil prices, which decreased from $19.61 per barrel in 1996 to $16.85 per barrel in 1997, coupled with a decrease in production volumes from 56,710 barrels to 48,830 barrels.

Gas sales decreased $41,725 (7%) due to a decrease in production volumes from 291,158 mcf to 268,941 mcf, partly offset by slightly higher average gas prices, which increased from $2.04 per mcf in 1996 to $2.05 per mcf in 1997.

Lease operating expenses decreased $132,749 (24%). This decrease is principally attributable to environmental remediation expenses in 1996 associated with a waterflood property in which the Company has a 9% working interest, coupled with an insurance reimbursement in 1997 of certain of such costs of approximately $145,250.

Production taxes decreased $52,693 as a result of lower production values described above.

Dry hole costs increased $61,060. There were three dry holes drilled in 1997 and none in 1996.

General and administrative expense increased $183,232. 1997 operations includes $60,577 associated with the Company's proposed merger with The Home-Stake Royalty Corporation (see Item 5 below). In addition, the Company added certain full-time and contract employees in late 1996 and early 1997, in connection with its exploration activities. 1996 operations include a reduction of $82,500 related to a settlement agreement reached with the Company's insurance carrier for its officers and directors liability coverage.

Interest expense decreased $54,279 in 1997, reflecting the Company's lower average borrowings.

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

The Company has a capital expenditures budget for 1997 of $1 million. The Company has spent approximately $776,000 in the first three quarters of 1997 and has current commitments of approximately $400,000 for the remainder of the year. In addition, the Company is actively pursuing acquisition opportunities when they arise.

The Company's working capital deficit at September 30, 1997 was approximately $1.1 million. Since the beginning of 1997, product prices have decreased approximately 25% for oil and 36% for natural gas. Despite these decreases, the Company expects to finance its working capital deficit and budgeted 1997 drilling activities from internally generated cash flows. In addition, the Company has a revolving line-of-credit with NationsBank, N.A,. in the amount of $500,000 which expires May 1, 1998. There is no balance currently outstanding under this line, however the Company has issued letters of credit in the amount of $60,000 which are guaranteed by this line.

The Company does not engage, nor does it expect to engage, in any hedging or other similar transactions which are intended to manage risks relating to movements in oil and natural gas prices.

The Company does not expect its costs of addressing the "Year 2000" problem to be significant. Nor is this problem expected to cause any disruption in the operations or business activities of the Company.

Statement of Financial Accounting Standards No. 128, Earnings Per Share, will become effective for periods ending after December 15, 1997. Adoption of this statement will not have a material effect on the Company's results of operations.

                           Part II. Other Information

Item 1.    Legal Proceedings.

           There is a complete discussion of legal proceedings in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 (the "Form 10-KSB"). Since the date of that report there have been no material changes in the status of such matters.

Item 2.    Changes in Securities.

           None.

Item 3.    Defaults Upon Senior Securities.

           None.

Item 4.    Submission of Matters to a Vote of Security Holders.

           None.

Item 5.    Other Information.

           At a special meeting of stockholders scheduled to be held on December 11, 1997, stockholders will be asked to consider and vote on a proposal to approve and adopt a Merger Agreement between the Company and The Home-Stake Royalty Corporation ("HSRC"), pursuant to which HSRC will be merged with and into the Company and the common stock of the Company will be split on a 30-for-1 basis ("new stock"). The terms of the Merger Agreement provide that the holders of HSRC common stock will receive 48.66 shares of the Company's new stock for each share of HSRC common stock owned at the effective time of the Merger, and that holders of the Company's common stock will receive 30 shares of new stock for each share they own at the effective time of the Merger. The terms of the Merger Agreement also provide that the Company's Certificate of Incorporation will be amended to increase the number of authorized shares of the Company's capital stock in order to accomplish the Merger. In addition, stockholders will also be asked to approve certain other changes to the Company's Certificate of Incorporation and to approve the HSOG 1997 Incentive Stock Plan.

Item 6.    Exhibits and Reports on Form 8-K.

                 (a)  Exhibits.

                 The following documents are included as exhibits to this Form 10-QSB.

           Exhibit
           Number    Description

           27        Financial Data Schedule

           (b) Reports on Form 8-K.

                 No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                   Signatures



In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          The Home-Stake Oil & Gas Company
                                              (Registrant)


Date: November 14, 1997                   By: /s/  Robert C. Simpson
                                              -------------------------------
                                               Robert C. Simpson
                                               Chairman of the Board, C.E.O.,
                                               President and Treasurer


Date: November 14, 1997                   By: /s/  Chris K. Corcoran
                                              -------------------------------
                                               Chris K. Corcoran
                                               Executive Vice President,
                                               Chief Financial Officer and
                                               Corporate Secretary