Form 10KSB
period 1997-12-31
HOME STAKE OIL & GAS CO
filed 1998-03-30
CIK 882378

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997


                         Commission file number 0-19766

                        THE HOME-STAKE OIL & GAS COMPANY
                 (Name of small business issuer in its charter)

                Oklahoma                                  73-0288030
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                  Identification No.)

      15 East 5th Street, Suite 2800
             Tulsa, Oklahoma                                74103
  (Address of principal executive offices)                (Zip Code)

                    Issuer's telephone number: (918) 583-0178

           Securities registered under Section 12(b) of the Act: None

              Securities registered under Section 12(g) of the Act:

                     Common Stock, par value $0.01 per share

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10- KSB. |_|

     State issuer's revenues for its most recent fiscal year: $8,070,518

     As of March 26, 1998, 4,517,363 shares of the Registrant's Common Stock were outstanding. As of March 26, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $16,576,296 based on the last reported trading price reported on the Over-the-Counter Bulletin Board. (Officers and directors of the Registrant, and holders of more than 10% of the outstanding common stock, are considered affiliates for purposes of this calculation.)

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held June 1, 1998, are incorporated by reference into Part III of this Form 10-KSB.

     Transitional Small Business Disclosure Format (Check one) Yes No X

                        THE HOME-STAKE OIL & GAS COMPANY

                                   FORM 10-KSB
                          YEAR ENDED DECEMBER 31, 1997

                                TABLE OF CONTENTS

                                                                           Page
                                     PART I

Item 1.     Description of Business.....................................      1

Item 2.     Description of Property.....................................      5

Item 3.     Legal Proceedings...........................................     11

Item 4.     Submission of Matters to a Vote of Security Holders.........     11


                                     PART II

Item 5.     Market for Common Equity and Related Stockholder Matters....     12

Item 6.     Management's Discussion and Analysis........................     13

Item 7.     Financial Statements........................................     16

Item 8.     Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure......................     16

                                    PART III

Item 9.     Directors, Executive Officers and Compliance with
            Section 16(a)of the Exchange Act............................     16

Item 10.    Executive Compensation......................................     16

Item 11.    Security Ownership of Certain Beneficial
            Owners and Management.......................................     16

Item 12.    Certain Relationships and Related Transactions..............     16

Item 13.    Exhibits and Reports on Form 8-K............................     17

Signatures  ............................................................     18

Index to Financial Statements...........................................    F-1

                                     PART I


Item 1., Description of Business, and Item 2., Description of Property, include certain statements which are not historical fact, but are "forward looking statements". These forward looking statements are based on current expectations, estimates, assumptions and beliefs of management; and words such as "expects", "believes", "anticipates", "intends", "plans" and similar expressions are intended to identify such forward looking statements. The Home-Stake Oil & Gas Company (the "Company" or "HSOG") does not undertake to update, revise or correct forward looking information. Readers are cautioned that such forward looking statements should be read in conjunction with the Company's disclosures under the heading "Forward Looking Statements", included on page 15 hereof.

ITEM 1. DESCRIPTION OF BUSINESS

General

The Company is actively engaged in the acquisition, exploration, development and production of oil and gas properties. Its principal geographic operating areas lie within the states of Oklahoma, Montana, Wyoming, Louisiana and Texas.

The Company was incorporated in the State of Oklahoma in 1917. The Company's principal business activity from the date of its incorporation through the early 1950's was the acquisition and leasing of oil and gas mineral interests. Accordingly, the Company's revenues were primarily from royalty interests in oil and gas production from the mineral interests in properties leased to others. In the 1950's the Company began participating as a working interest partner in the acquisition and drilling of oil and gas properties, primarily drilled and operated by industry partners. The Company also originated and participated in the drilling of a few of its own prospects and discovered several significant oil fields in south central Kansas during the 1950's. Beginning in 1985, the Company developed an exploration staff to generate, sell and drill its own prospects. The Company now also serves as operator for 50 producing wells.

In the mid-1970's the Company revised its business strategy to pursue a program to increase its revenues generated from the ownership of working interests in oil and gas properties relative to its revenues generated from royalty interests (resulting from the ownership and leasing of oil and gas mineral interests). The Company increased its relative investment in drilling ventures developed and sold by other industry partners and in the oil and gas properties that it acquired. In 1977, the Company received approximately 70% of its revenues from royalty interests, whereas, in 1997, approximately 30% of its revenues were from royalty interests.

At December 31, 1997,  the Company had estimated  proved  reserves of 18,540,196
Mcf of natural gas and 4,470,192 barrels of oil. Natural gas reserves constituted approximately 41% of the Company's reserves based on an "oil equivalent" basis (converting each six Mcf of natural gas to a barrel of oil, representing the estimated relative energy content of oil and natural gas).

Merger

Effective December 31, 1997, The Home-Stake Royalty Corporation ("HSRC") was merged with and into the Company (the "Merger"). Over the past 40 years, the Company and HSRC were operated as essentially a single company. For most of this period the Company and HSRC (the "Companies"), split administrative costs evenly and generally participated jointly in acquisition and exploration activities on an equal basis. However, the differences in financial condition and liquidity of the two companies eventually resulted in a change in the participation arrangement between the Companies. Effective January 1, 1996, HSRC's participation interest in new drilling ventures, acquisitions and other investments was increased to 60% and the Company's was reduced to 40%. HSRC owned 33.9% of the Company at the time of the Merger and the Company owned 19.3% of HSRC. The Companies shared the same employees and members of the Board of Directors. There were approximately 200 holders of the Company's common stock and approximately 300 holders of HSRC's common stock, with approximately 90 persons owning shares in both companies.

The Merger has been accounted for as a purchase, with HSOG deemed to be the purchased entity for accounting purposes. Under the purchase method of accounting, the cost of the assets and liabilities acquired is allocated based on their fair value, with the operations of the acquired entity included with those of the acquiring entity from the date of acquisition. Accordingly, the historical tables and other information included in this report for periods prior to 1997 reflect such information for HSRC and do not include historical amounts for HSOG. Information for activities during 1997 is also for HSRC only; whereas, information as of December 31, 1997, includes the combined amounts for HSRC and HSOG (i.e. the merged entity).

Partnership

The Company serves as general partner of H-S Royalty, Ltd., an Oklahoma limited partnership (the "Partnership") formed in 1982. The Partnership was formed for the purpose of distributing to stockholders a 3/16th royalty interest in certain jointly owned mineral interests in properties, which were nonproducing at the time of formation of the Partnership, located in ten states. Management of the Company distributed the royalty interests to allow stockholders to realize a portion of the direct economic benefits that result from the commercial production and sale of oil and gas, as well as the maximization of certain income tax benefits attributable to oil and gas producing activities. In connection with the administration of the Partnership, the Company receives a monthly administrative management fee of $500.

Competition

Competition in the oil and gas industry is intense. In seeking to obtain desirable producing properties, new leases and exploration prospects, the Company faces competition from both major and independent oil and gas companies, as well as from numerous individuals and income and drilling programs. Many of these competitors have financial and other resources substantially in excess of those available to the Company.

Increases in worldwide energy production capability have brought about substantial surpluses in energy supplies in recent years. This, in turn, has resulted in substantial competition for markets historically served by domestic natural gas sources both with alternate sources of energy, such as residual fuel oil, and among domestic gas suppliers. Changes in government regulations relating to the production, transportation and marketing of natural gas have also resulted in significant changes in the historical marketing patterns of the industry. Generally, these changes have resulted in the abandonment by many pipelines of long-term contracts for the purchase of natural gas, the development by gas producers of their own marketing programs to take advantage of new regulations requiring pipelines to transport gas for regulated fees, and the reliance on short-term sales contracts priced at spot market prices.

In light of these developments, many producers, including the Company, have accepted oil prices that may differ from area "posted prices" in order to sell their production. Also, gas prices, which were once effectively determined by government regulations, are now largely established by competition. Competitors in this market include other producers, gas pipelines and their affiliated marketing companies, independent marketers, and providers of alternate energy supplies, such as residual fuel oil.

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

     Exploration and Production

Exploration and production operations of the Company are subject to various types of regulation at the federal, state and local levels. Such regulation includes requiring permits for the drilling of wells, maintaining bonding requirements in order to drill or operate wells, and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled and the plugging and abandoning of wells. The Company's operations are also subject to various conservation matters. These include the regulation of the size of drilling and spacing units or proration units and the density of wells which may be drilled and the unitization or pooling of oil and gas properties. In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases. State conservation laws establish maximum rates of production from oil and gas wells, generally prohibit the venting or flaring of gas and impose certain requirements regarding the ratability of production. In addition, Oklahoma and Texas have adopted limits on gas production that attempt to match production with market demand. The effect of these regulations is to limit the amounts of oil and gas the Company can produce from their wells, and to limit the number of wells or the locations at which the Company can drill.

     Sales and Transportation

Federal legislation and regulatory controls have historically affected the price of the gas produced by the Company and the manner in which such production is marketed. However, due to the deregulation provisions of the Natural Gas Policy Act of 1978, the Natural Gas Wellhead Decontrol Act of 1989 and regulations promulgated by the Federal Regulatory Commission ("FERC"), the price of virtually all gas produced by producers not affiliated with interstate pipelines has been deregulated. As a result, most of the Company's gas production is no longer subject to price regulation. Gas which has been removed from price regulation is subject only to that price contractually agreed upon between the producer and purchaser. Market determined prices for deregulated natural gas fluctuate in response to market pressures.

The FERC regulates interstate natural gas transportation rates and service conditions, which affects the marketing of gas produced by the Company, as well as the revenues received from sales of such production. Since the mid- 1980s, the FERC has issued a series of orders culminating in Order Nos. 636, 636-A and 636-B ("Order 636"), that have significantly altered the marketing and transportation of gas. Order 636 mandates a fundamental restructuring of interstate pipeline sales and transportation service, including the unbundling by interstate pipelines of the sales, transportation, storage and other components of the city-gate sales services such pipelines previously performed.

One of the FERC's purposes in issuing the orders is to increase competition within all phases of the gas industry. Order 636 and subsequent FERC orders on rehearing have been appealed and are pending judicial review. Because the orders may be modified as a result of the appeals, it is difficult to predict the ultimate impact of the orders on the Company and its natural gas marketing efforts. Generally, Order 636 has eliminated or substantially reduced the interstate pipelines' traditional role as wholesalers of natural gas and has substantially increased competition and volatility in natural gas markets. While significant regulatory uncertainty remains, Order 636 may ultimately enhance the ability of producers such as the Company to market and transport their gas directly to end-users and local distribution companies, although it may also subject producers to greater competition and the more restrictive pipeline imbalance tolerances and greater associated penalties for violation of such tolerances.

Sales of oil and natural gas liquids by the Company are not regulated and are made at market prices. The price the Company receives from the sale of these products is affected by the cost of transporting the products to market. Effective as of January 1, 1995, the FERC implemented regulations establishing an indexing system for transportation rates for oil pipelines, which, generally, would index such rates to inflation, subject to certain conditions and limitations. These regulations could increase the cost of transporting oil and natural gas liquids by pipeline, although the most recent adjustment generally decreased rates. These regulations are subject to pending petitions for judicial review. The Company is not able to predict with certainty what effect, if any, these regulations will have on its operations, however, the regulations may, over time, tend to increase transportation costs or reduce wellhead prices for oil and natural gas liquids.

     Operational Hazards and Insurance

The operations of the Company are subject to all risks inherent in the exploration for, and development and production of, oil and gas, including such natural hazards as blowouts, cratering and fires, which could result in damage or injury to, or destruction of, drilling rigs and equipment, formations, producing facilities or other property, or could result in personal injury, loss of life or pollution of the environment. Any such event could result in substantial cost to the Company which could have an adverse effect upon the financial condition of the Company to the extent it is not fully insured against such risk. The Company carries insurance against certain of these risks but, in accordance with standard industry practice, is not fully insured for all risks, either because such insurance is unavailable or because it elects not to obtain insurance coverage because of cost. Although such operational risks and hazards may to some extent be minimized, no combination of experience, knowledge and scientific evaluation can eliminate the risk of investment or assure a profit to any company engaged in oil and gas operations.

Environmental Matters

Operations of the Company are subject to numerous and constantly changing federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of certain permits, restrict or prohibit certain types, quantities and concentration of substances that can be released into the environment in connection with drilling and production, restrict or prohibit drilling activities that could impact wetlands, endangered or threatened species or other protected natural resources and impose substantial liabilities for pollution resulting from the Company's operations. Such laws and regulations may substantially increase the cost of exploring for, developing or producing oil and gas and may prevent or delay the commencement or continuation of a given project. In the opinion of the Company's management, the Company is in substantial compliance with current applicable environmental laws and regulations and it is not anticipated that the Company will be required in the near future to expend amounts that are material in the aggregate to its overall operations by reason of environmental laws and regulations. Nevertheless, changes in existing environmental laws and regulations or in the interpretations thereof could have a significant impact on the operating costs of the Company, as well as the oil and gas industry in general. For instance, legislation has been proposed in Congress from time to time that would reclassify certain oil and gas production wastes as "hazardous wastes", which reclassification would make exploration and production wastes subject to much more stringent and costly handling, disposal and clean-up requirements. State initiatives to further regulate the disposal of oil and gas wastes and naturally occurring radioactive materials are also pending in certain states and these various initiatives could have a similar impact on the Company.

The Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), also known as "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. The Company is only able to directly control the operations of those wells with respect to which it acts as operator. Notwithstanding the Company's lack of control over wells operated by others, the failure of an operator of a well in which the Company owns a working interest to comply with applicable environmental regulations may, in certain circumstances, be attributed to the Company. As of the date of this report, the Company has no material commitments for capital expenditures to comply with existing environmental requirements.

Employees

At December 31, 1997, the Company employed 17 persons whose functions are associated with management, operations and mineral management, engineering, geology, land and gas contract administration, accounting and financial planning, and administration and data processing. In addition, the Company has two consulting geologists on retainer to develop oil and gas prospects for the Company. The Company considers its relations with its employees to be excellent.

ITEM 2. DESCRIPTION OF PROPERTY

General

The Company owns interests in 1,525 producing properties, including both working interests and royalty interests, located in 16 states. (For further details regarding these properties, see "Producing Wells" included elsewhere herein.) The Company is engaged in leasing of its minerals as well as the exploration, production and sale of natural gas, condensate and crude oil from its properties.

The Company has an extensive ownership of nonproducing perpetual minerals located in 16 states, including North Dakota, Oklahoma, Michigan, Montana, Mississippi and Texas. Such ownership comprises 3,291 properties covering 92,517 net acres. The Company may from time-to-time participate in exploration activities on certain of these properties, but generally leases them to others, retaining a royalty interest in whatever production may be derived therefrom, thereby eliminating the risk in the exploration of such properties. At the present time, there are approximately 40 properties leased to others for such exploration comprising 1,209 net acres.

In addition, the Company owns a leasehold interest in 125 nonproducing properties comprising 8,082 net acres. These properties have varying lease terms, with most expiring in the next five years. These leasehold interests are located in eleven states, including Texas, Oklahoma and Montana.

Acquisitions

During 1997, the Company completed one small acquisition of producing and nonproducing mineral interests. On March 5, 1998, the Company entered into an agreement with Sid R. Bass, Inc. et al to purchase 18 non-operated producing gas properties for a purchase price of $6,685,000, subject to certain adjustments for operations subsequent to January 1, 1998. This purchase includes estimated proved reserves of 6.4 Bcf of natural gas at December 31, 1997, and is scheduled to close on March 31, 1998. This acquisition is payable in cash and will be financed by the Company's new credit facility described in Financial Condition and Liquidity on page 14 hereof.

Current Activities

The Company's exploration and development activities generally have been located in the states of Oklahoma (Anadarko Basin), Montana and Texas. In 1997, the majority of the Company's activities were located in the Anadarko and Permian Basins of Oklahoma, Texas and Montana. Most recent drilling has been developmental in nature (80% in 1997 and 85% in 1996) on both oil and gas properties. In 1997, there were 11 oil wells and 14 gas wells drilled; in 1996 there were five oil wells and 14 gas wells drilled.

During 1998, the Company's drilling activities will continue to be primarily developmental in nature. The Company is presently committed to participate in the drilling (or completion) of 23 (3.9 net) wells in 1998. The Company expects to operate nine (2.6 net) of these wells. In 1998, the Company has budgeted $5 million for drilling activities, of which approximately $2.7 million has been committed. The primary area of focus during the next 12 to 18 months will continue to be developmental drilling in the Anadarko Basin of Oklahoma and in the Permian Basin of Texas and New Mexico. In addition, the Company plans to continue to pursue an exploratory oil prospect in Montana and participate with its minerals in Michigan and Mississippi prospects proposed by other operators.

The Company remains active in the property acquisition market. In 1997, the Company reviewed 63 property sales packages and submitted bids on six of these packages, containing nine groups of properties. The Company was successful in acquiring one group of properties. Through March 27, 1998, the Company has reviewed 17 sales packages.

During 1995, the Company acquired approximately 440 net acres of leases in the Lodgepole "play" in North Dakota at a cost of $170,000. The Lodgepole area has generated a great deal of interest in the oil and gas industry and it is expected that new drilling will continue in this area. In February, 1996 and November, 1997, the Company executed permits to allow 3-D seismic work on certain of these leases; and in March, 1998, received a request to acquire 80 acres on one of the leases. There are no present plans by the Company to initiate exploration in this area in the near future; however, it is the Company's intention to participate with its leased acreage in wells proposed by others.

Drilling Activity

During the periods indicated, the Company drilled or participated in the drilling of the following exploratory and development wells:



                                     Years ended December 31,
                             1997              1996               1995
  ==================   ================  ===============   ==================
                         Gross     Net    Gross     Net      Gross       Net
  Exploratory:
   Productive.......       0        .00       1      .17         0        .00
   Nonproductive....       5        .82       2      .29         2        .44
                          --       ----      --      ---        --        ---
     Total..........       5        .82       3      .46         2        .44
                          ==       ====      ==      ===        ==       ====
  Development:
   Productive.......      14        .50      13      .26        13        .41
   Nonproductive....       6        .75       3      .48         3        .19
                         ---      -----      --     ----        --        ---
     Total..........      20       1.25      16      .74        16        .60
                          ==       ====      ==      ===        ==        ===
  Total:
   Productive.......      14        .50      14      .43        13        .41
   Nonproductive....      11       1.57       5      .77         5        .63
                         ---       ----      --     ----        --       ----

      Total.........      25       2.07      19     1.20        18       1.04
                         ===       ====      ==     ====        ==       ====

  ==================   ================  ===============   ==================

     The above well information excludes wells in which the Company has only a royalty or mineral interest.

At December 31, 1997, the Company was participating in the drilling of four (.71 net) wells. All four of these wells have been completed, resulting in two oil wells and two gas wells. In addition, the Company participated in one additional well (.06 net) subsequent to year-end which resulted in a dry hole.

Operating Activities

The Company operates 50 producing wells and 7 service wells located in ten separate fields, which includes one waterflood consisting of 9 producing wells and 7 service wells. In addition, the Company has a non-operator working interest ownership in approximately 260 other producing properties.

The Company operates wells in two fields in Dawson County, Montana. The operations in the Glendive Field consist of 13 producing wells and four saltwater disposal wells. The Gas City Field is unitized for secondary recovery operations and consists of nine producing wells and three water injection wells. Production is primarily from the Red River formation of Ordovician age in both of these fields.

Operations in the Golden Trend Field in Grady and McClain counties in Oklahoma consist of 16 producing wells completed in four formations of Pennsylvanian and Ordovician age rock.

Northwestern Oklahoma operations consist of five producing wells in the Vici Field in Ellis County. Production is from Pennsylvanian age rock.

The Company's operations in the Anadarko Basin of Eastern Oklahoma consists of five producing gas wells located in the Hartshorne South and Kinta Fields in Latimer County and the Ti North and Ashland Fields in Pittsburg County.

Another of the Company's producing fields is the West Cement Field in Caddo County, Oklahoma. At present, there is one producing well completed in the Medrano formation of Pennsylvania age rock.

The Company also operates one well in the Champmon Strawn Field in Gaines County, Texas.

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



                   Producing Wells as of December 31, 1997
  ------------------------------------------------------------------------
                                                       Gross         Net
  Working interests -           Oil..............          118          29
                                Gas..............          195          21
  Royalty interests -           Oil..............          728          (1)
                                Gas..............          484          (1)

  ============================  =================  ===========  ==========

     (1) The term "net wells" is not applicable to a royalty interest since the Company has no working interest in the applicable well.

Acreage

As previously noted, the Company owns an interest in 1,525 producing properties, including royalty interests in 1,212 properties (comprising approximately 28,117 net acres) and working interests in 313 properties (comprising 14,223 net acres). The following table sets forth the Company's gross and net oil and gas leasehold acreage as of December 31, 1997.



                        Acreage as of December 31, 1997
  ------------------------------------------------------------------------
                                                  Gross            Net
  Developed Acreage:
          Leasehold..................              67,171         12,760
          Mineral....................             299,518         29,580
  Undeveloped Acreage:
          Leasehold..................              24,813          8,082
          Mineral....................             632,522         92,517
                                              -----------       --------
  Total Acreage                                 1,024,024        142,939
                                               ==========       ========

  ========================================================================

Proved Reserves

The following table reflects the proved reserves and proved developed producing reserves, the future net revenues and the present value of future net revenues from such reserves of the Company at December 31, 1997 as estimated by the Company. The quantities of the Company's proved reserves of oil and natural gas presented below, representing developed and undeveloped reserves, include only those amounts which the Company reasonably expects to recover in the future from known oil and gas reservoirs under existing economic and operating conditions. Proved developed producing reserves are limited to those quantities which are recoverable commercially from existing wells at current prices and costs, under existing regulatory practices and with existing technology. Accordingly, any changes in prices, operating and developmental costs, regulations, technology or other factors could significantly increase or decrease estimates of the Company's proved developed producing reserves. The Company's proved undeveloped reserves include only those quantities which the Company reasonably expects to recover from the drilling of new wells based on geological evidence from directly offsetting wells. The risks of recovering these reserves are higher from both geological and mechanical perspectives than the risks of recovering developed reserves. The estimates of the Company's proved reserves do not include proved undeveloped reserves attributable to the Company's royalty interests (this information is not available to the Company) or outside operated working interests (quantities are not considered material to the Company's proved reserves). Furthermore, the reserve estimates do not include reserves whose estimates of recoverability are less precise, commonly referred to as "probable" or "possible" reserves. The Company has no reserves outside the continental United States.

              Proved Oil and Gas Reserves at December 31, 1997
  ----------------------------------------------------------------------------
                                                               Present Value
                             Oil         Gas       Future Net     of Future
                            (Bbls)      (Mcf)       Revenues   Net Revenues(1)
                          ----------  ----------  ------------ ---------------

  Proved reserves.......   4,470,192  18,540,196  $ 80,335,832   $ 42,900,768
  Proved developed
    producing reserves..   4,386,132  15,902,988  $ 73,865,498   $ 40,801,719

  ============================================================================

     (1) Present value of future net revenues before deducting the impact of federal and state income taxes (discounted at 10%).

The future net revenues are determined by using estimated quantities of proved reserves and proved developed producing reserves and the periods in which they are expected to be developed and produced based on December 31, 1997 economic conditions. The estimated future production is priced based on the actual prices in effect at December 31, 1997, except where fixed and determinable price escalations are provided by contract. The resulting estimated future gross revenues are reduced by estimated future costs to develop and produce the proved reserves based on December 31, 1997 cost levels, but not for debt service, general and administrative expense and income taxes. For additional information concerning the discounted future net revenues to be derived from these reserves and the disclosure of the standardized measure information in accordance with the provisions of Statement of Financial Accounting Standards No. 69, see "Supplementary Information on Oil and Gas Producing Activities (unaudited)" at page F-16 herein.

The reserve data set forth in this report represents only estimates. Reserve engineering is a subjective process of estimating underground accumulations of crude oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates of different engineers may vary. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of such estimate. Accordingly, reserve estimates often differ from the quantities of crude oil and natural gas that are ultimately recovered. The meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they were based.

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

                                 Royalty Interests
                                         1997        1996        1995
                                      ----------  ----------  ----------

     Production:
        Oil (Bbls)...................     55,014      57,137      64,500
        Gas (Mcf)....................    376,703     393,114     372,291

     Average Sales Prices:
        Oil (per Bbl)................     $18.97      $20.13      $16.51
        Gas (per Mcf)................       2.52        2.12        1.48

     ================================ ==========  ==========  ==========


                                 Working Interests
                                         1997        1996        1995
                                      ----------  ----------  ----------

     Production:
        Oil (Bbls)...................    155,983     182,388     165,221
        Gas (Mcf)....................    831,761     864,916     942,016

     Average Sales Prices:
        Oil (per Bbl)................     $18.74      $20.16      $16.01
        Gas (per Mcf)................       2.33        1.97        1.39

     Average direct operating
        costs per barrel of
        oil equivalent (1)...........      $6.51       $9.03       $6.13

     ================================ ==========  ==========  ==========

     (1) Barrels of oil equivalent are determined using the ratio of six Mcf of gas to one barrel of crude oil, condensate or natural gas liquids. See Item 6., Management's Discussion and Analysis, for further discussion of these costs.

ITEM 3. LEGAL PROCEEDINGS

The Company is involved in various minor legal actions arising in the normal course of business. In the opinion of management, the Company's liabilities, if any, in these matters will not have a material effect on the Company's financial position, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting of the stockholders of the Company was held on December 11, 1997 for the purpose of 1) considering a proposal to merge the Company with The Home-Stake Royalty Corporation (including a recapitalization of the Company and a common stock split on a 30-for-1 basis), 2) considering certain proposals to amend the HSOG Certificate of Incorporation, and 3) considering a proposal to adopt the HSOG 1997 Incentive Stock Plan.

     Proposal  #1 - Adoption  of  the  Agreement  of  Merger  (and  the  related recapitalization of the Company and the common stock split) whereby The Home-Stake Royalty Corporation was to be merged into the Company (For - 64,521, Against - 0 and Abstain -
                    0).

     Proposal #2a - Amend the Company's  Certificate of Incorporation to provide for perpetual existence of the Company (For - 64,386, Against - 0 and Abstain - 145).

     Proposal #2b - Amend the Company's  Certificate of  Incorporation to expand the business purpose of the Company (For - 64,490, Against - 0 and Abstain - 131).

     Proposal #2c - Amend  the  Company's   Certificate  of   Incorporation   to
                    authorize the Company's Board to establish the number of directors of the Company (For 62,490, Against - 1,896 and Abstain - 145).

     Proposal #2d - Amend  the  Company's   Certificate  of   Incorporation   to
                    eliminate the supermajority vote to approve any merger, consolidation or sale of a substantial portion of the assets of the Company or change the number of directors of the Company (For - 64,226, Against - 14 and Abstain - 291).

     Proposal #2e - Amend the Company's  Certificate of  Incorporation  to limit the personal liability of directors for certain acts or omissions (For - 63,381, Against - 715 and Abstain - 435).

     Proposal #2f - Amend  the  Company's   Certificate  of   Incorporation   to
                    authorize the Company's Board to adopt, repeal or amend the Bylaws of the Company (For - 62,490, Against - 1,896 and Abstain - 145).

     Proposal #2g - Amend  the  Company's   Certificate  of   Incorporation   to
                    authorize the indemnification of officers, directors, employees and agents of the Company under certain circumstances (For - 64,171, Against - 215 and Abstain -
                    145).

     Proposal #2h - Amend the Company's  Certificate of Incorporation to provide that the Company shall be governed by the provisions of the Oklahoma General Corporation Act (For - 64,336, Against - 50 and Abstain - 145).

     Proposal #3 -  Adoption of the Company's 1997  Incentive  Stock Plan (For -
                    62,576, Against - 1,766 and Abstain - 189).

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of December 31, 1997, the Company had approximately 425 holders of record of its common stock. During 1997, the common stock was listed in the "pink sheets" published by the National Quotation Bureau. Trades in the stock were sporadic or limited and, accordingly, there was no established public trading market for the Company's common stock as defined in Item 201(a)(1) of SEC Regulation S-B. Beginning on February 12, 1998, trading of the Company's stock, reflecting the effects of the Merger and related common stock split, began on the
Over-the-Counter Bulletin Board. Since that time, there has been reported trading of a total of 6,000 shares, at prices ranging from $4.50 per share to $6.25 per share.

The following table sets forth the per share amount of cash dividends declared and paid by the Company (HSRC) on their common stock during the periods indicated (restated to reflect the Merger and common stock split).


                                                 Cash Dividends
                                              Declared and Paid Per
                                                    Share of
            Year ended December 31,               Common Stock
     =====================================    =====================
     1997:
     First Quarter                                     $ .02
     Second Quarter                                      .02
     Third Quarter                                       .02
     Fourth Quarter                                      .00

     1996:
     First Quarter                                     $ .03
     Second Quarter                                      .02
     Third Quarter                                       .02
     Fourth Quarter                                      .02
     =====================================           ========

The Company has historically paid quarterly cash dividends to its stockholders. The Company's Board of Directors has adopted a dividend policy that provides for the payment of quarterly dividends, dependent on numerous factors, including future earnings, anticipated capital requirements, the financial condition and prospects of the Company, and such other factors as the Board may deem relevant. In addition, future dividends may be restricted pursuant to the terms of the loan agreement between the Company and NationsBank, N.A. See "Management's Discussion and Analysis" below for a description of these restrictions.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with the Company's financial statements and notes thereto included elsewhere herein.

Results of Operations

Net income for 1997 increased 17% from $1,844,161 in 1996 to $2,162,482 in 1997.
The factors contributing to this increase are as follows:

Oil sales decreased $860,104 (18%) primarily as a result of a decrease in the average sales price per barrel from $20.16 in 1996 to $18.80 in 1997, coupled with a decrease in production of 28,527 barrels. The decrease in production was attributable to the sales of producing properties described below.

Gas sales increased 14% ($353,272) as a result of an increase in the average sales price from $2.02 per Mcf in 1996 to $2.39 per Mcf in 1997, partially offset by a 4% decrease in production.

Income from equity affiliates increased by $144,718. In 1997 the Company's equity investee, reported net income of $1,825,749 compared to $1,437,674 in 1996.

Gains on sales of assets increased 93% ($156,808) in 1997. The Company had two major property sales in 1997. In March, the Company sold its interest in its Alden Field properties at a gain of $99,600. In October, the Company sold its interest in the Countyline Unit for a gain of $194,900.

Production expenses decreased 33%. Lease operating expenses decreased $943,515 (39%) due primarily to the sales of the Alden Field properties and Countyline Unit. 1997 expense included $103,000 associated with these properties and 1996 expense included $1,056,638. In 1996, the Company incurred certain non-recurring costs on the Countyline Unit in the settlement of claims by surface owners and the remediation of saltwater contamination. Production taxes decreased $78,057 as a result of the lower oil and gas sales described above.

Exploration expenses increased $602,874. Dry hole costs increased 438% ($578,067) in 1997. In 1997, there were 11 dry holes drilled (1.57 net) at an average cost of $452,256 per net well; in 1996, there were 5 dry holes (.45 net) drilled at an average cost of $293,278 per net well. Condemned and abandoned property expense increased $24,807 (45%) due to the abandonment of leasehold costs associated with the dry holes drilled during the year.

General and administrative expense increased $361,968 (46%) in 1997. During 1997, the Company incurred expenses of $122,400 in connection with the Merger and salaries increased $101,000 in connection with the personnel additions made in the engineering and geology departments. 1996 expense included a credit in the amount of $82,500, representing the reimbursement of legal expenses from the Company's Directors' and Officers' Liability Insurance carrier. This amount was received in settlement of a suit the Company brought against the carrier for recovery of certain costs incurred by the Company in the successful defense of the Company's directors in a lawsuit in 1991.

Interest expense decreased $210,094, reflecting the retirement of the Company's debt during the year.

The Company's effective tax rate varies significantly from year to year, due principally to the significant effects of statutory depletion which is largely independent of pre-tax income. In addition, a portion of net income is attributable to income from the Company's equity investee, for which there is no corresponding income tax provision required. For additional information attributable to each of these factors, see Note 5 to the Consolidated Financial Statements on page F-13.

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

In 1997, the Company spent $1.9 million for exploration and development activities and $9,300 on acquisitions. The Company has budgeted $5 million for exploration and development activities in 1998, of which approximately $2.7 million has been committed.

The working capital deficit at December 31, 1996 became a surplus of $1.8 million at December 31, 1997 due primarily to the retirement of the Company's debt during the year and the cash that was added by the Merger. The Company's working capital and internally generated cash flows from operations are expected to finance the budgeted 1998 exploration and development activities. In addition, the Company's line of credit described below extends into 1999.

Again in 1997, the Company aggressively applied cash flows to the retirement of its bank note. Note payments were $1,366,035, which was $401,775 over the required monthly payments. As a result, the Company's bank note was retired early, on May 31, 1997. The Company has a bank line of credit in the amount of $700,000 available until May 1, 1998, which provides for monthly payments of interest on the outstanding borrowings at bank prime. In connection with this line of credit, the Company has issued a letter of credit in the amount of $120,000, which is guaranteed by this line, and pays a commitment fee of one-half of one percent (1/2%) per annum on the unused portion of the line.

On March 31, 1998, the Company is scheduled to execute a new credit facility with its bank to finance the acquisition of producing gas properties described in Acquisition on page 5 hereof. In addition, this arrangement will provide a revolving term line of credit in the amount of $5,000,000, which will extend until May 1, 1999. This credit facility will include certain covenants which require, among other things, that the Company maintain (i) a ratio of cash flow

(defined in the loan agreement to be income before income taxes plus depreciation, depletion and amortization) to current maturities of long-term debt of more than 1.75 to 1.0, (ii) a ratio of total liabilities to stockholders' equity of not more than 1.0 to 1.0, and (iii) a minimum net worth of not less than $20,000,000. In addition, the Company's annual cash dividends will be limited to the lesser of $550,000 or net income.

In 1997, the Company's average direct operating costs per barrel of oil equivalent decreased 28% to $6.51. This decrease is primarily the result of the sale of the Alden Field properties and the Countyline Unit, described above. The Alden Field properties were sold effective December 31, 1996. The Countyline Unit was sold effective July 31, 1997. Excluding the Countyline Unit, average direct operating costs per barrel of oil equivalent for the Company in 1997 was $6.44.

Average direct operating costs per barrel of oil equivalent are dependent upon several factors, including principally the nature of a company's operations. For example, gas properties are generally more economical to operate than oil properties. Likewise, oil wells in a form of primary recovery (flowing or pumping) are more economical to operate than oil wells in a form of secondary recovery, such as waterfloods. The Company has large interests in two waterfloods and one water-drive operation. These properties contributed approximately 43% of the total working interest barrels of oil equivalent production in 1997, but were responsible for approximately 74% of the direct operating costs. Excluding these waterflood properties, the Company's direct operating costs per barrel of oil equivalent in 1997 was $3.40.

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

Forward Looking Statements

Certain statements included in this report which are not historical facts are "forward looking statements", including statements with respect to oil and gas reserves, the number and location of wells to be drilled, future capital expenditures (including the amount and nature thereof), anticipated date of repayment of bank debt, extension of existing line of credit and other such matters. These forward looking statements are based on current expectations, estimates, assumptions and beliefs of management; and words such as "expects", "believes", "anticipates", "intends", "plans" and similar expressions are intended to identify such forward looking statements. These forward looking statements involve risks and uncertainties, including, but not limited to: dependence upon the prices for oil and natural gas which prices are subject to significant fluctuations in response to relatively minor changes in supply and demand for such products, market uncertainty, political conditions in oil producing regions, domestic and foreign government regulations, the price and availability of alternative fuels and a variety of other factors; competition in the acquisition of oil and gas properties and the development, production and marketing of oil and natural gas; operating hazards typically associated with the exploration, development, production and transportation of oil and natural gas; federal, state and local laws relating to the exploration, development, production and marketing of oil and natural gas, including environmental and safety matters; changes in laws and regulations; and other factors, most of which are beyond the control of the Company. Accordingly, actual results and developments may differ materially from those expressed in the forward looking statements.

ITEM 7. FINANCIAL STATEMENTS

The information required by this Item begins at page F-1 following page 18 hereof.

ITEM 8. CHANGES  IN   AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
        FINANCIAL DISCLOSURE

There has been no change in accountants and no disagreements on any matters of accounting principles or practices, financial statement disclosures, or auditing scope or procedures.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by this Item is incorporated by reference from sections of the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders (the "Proxy Statement") entitled "Election of Directors", "Executive Officers of the Company" and "Section 16(a) Beneficial Ownership Reporting Compliance".

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

  Exhibit
  Number      Description

    3.1       Amended and Restated Certificate of Incorporation of the Company.

    3.2       Bylaws of the Company, as amended.

    4.1 Rights Agreement and Indenture dated as of May 2, 1994, between the Company and The Fourth National Bank of Tulsa (now known as NationsBank, N.A.) (Filed as Exhibit 4.1 to the Company's Registration Statement on Form 10, Registration No. 0-19766).

  *10.1 Amended and Restated Home-Stake Oil & Gas Company Key Employee Incentive Bonus Plan.

  *10.2 Amended and Restated Employment Agreement by and between Robert C. Simpson and the Company dated February 5, 1998.

  *10.3 Amended and Restated Home-Stake Oil & Gas Company Change in Control Severance Pay Plan.

  *10.4       The Home-Stake Oil & Gas Company 1997 Incentive Stock Plan.

  *10.5 Form of Indemnity Agreement between the Company and each Director, dated May 14, 1996 (Filed as Exhibit 10.1 to the Company's Quarterly Report of Form 10-QSB for the quarter ended June 30,
              1996).

   10.6 Third Amended and Restated Loan Agreement dated March 29, 1995 between the Company and Bank IV Oklahoma, N.A. (Filed as Exhibit
              10.9 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994).

   10.7 First Amendment and Modification to Loan Agreement dated May 1, 1996 to the Third Amended and Restated Loan Agreement dated March 29, 1995 between the Company and Bank IV Oklahoma, N.A. (Filed as
              Exhibit 10.2 to the Company's Quarterly Report of Form 10-QSB for the quarter ended June 30, 1996)

     27       Financial Data Schedule.


         *    Management contract or compensatory plan or arrangement.

     (b) Reports on Form 8-K:

     No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 1997.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            THE HOME-STAKE OIL & GAS COMPANY



Date:    March 30, 1998                  By: /s/ Robert C. Simpson
                                            --------------------------------
                                            Robert C. Simpson
                                            Chairman of the Board,
                                            Chief Executive Officer
                                            and President

      Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

      Signature                   Title                             Date
      ---------                   -----                             ----

 /s/ Robert C. Simpson     Director, Chairman of the Board,     March 30, 1998
-------------------------- Chief Executive Officer and
                           President
                           (Principal Executive Officer)

 /s/ Chris K. Corcoran     Director, Executive Vice President,  March 30, 1998
-------------------------- Chief Financial Officer
Chris K. Corcoran          (Principal Financial and
                           Accounting Officer)


 /s/ L.W. Allegood         Director                             March 30, 1998
--------------------------
L.W. Allegood

 /s/ Larry F. Grindstaff   Director                             March 30, 1998
--------------------------
Larry F. Grindstaff

 /s/ Ronald O. Gutman      Director                             March 30, 1998
--------------------------
Ronald O. Gutman

 /s/ Joseph J. McCain, Jr. Director                             March 30, 1998
--------------------------
Joseph J. McCain, Jr.

 /s/ I. Wistar Morris, III Director                             March 30, 1998
--------------------------
I. Wistar Morris, III

                        THE HOME-STAKE OIL & GAS COMPANY

                          INDEX TO FINANCIAL STATEMENTS

Covered by Report of Independent Auditors

Report of Independent Auditors.............................................F-2

Balance Sheets as of December 31, 1997 and 1996............................F-3

Statements of Income and Retained Earnings for the years
  ended December 31, 1997 and 1996.........................................F-4

Statements of Cash Flows for the years ended December 31, 1997 and 1996....F-5

Notes to Financial Statements..............................................F-6

Not Covered by Report of Independent Auditors

Supplementary Information on Oil and Gas Producing Activities for
  the years ended December 31, 1997 and 1996 (unaudited)...................F-16

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
The Home-Stake Oil & Gas Company

We have audited the accompanying financial statements of The Home-Stake Oil & Gas Company listed in the accompanying index to financial statements (Item 7). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements listed in the accompanying index to financial statements (Item 7) present fairly, in all material respects, the financial position of The Home-Stake Oil & Gas Company at December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                           /s/ ERNST & YOUNG LLP

Tulsa, Oklahoma
March 23, 1998

                        THE HOME-STAKE OIL & GAS COMPANY
                                 BALANCE SHEETS

                           December 31, 1997 and 1996

                                     ASSETS

                                                         1997          1996
                                                         ----          ----
Current assets:

  Cash and cash equivalents........................  $  1,507,782  $    626,864
  Accounts receivable..............................     1,730,114     1,469,877
  Receivable from affiliate........................             -        66,213
  Prepaid expenses.................................       188,461       255,957
                                                     ------------  ------------
         Total current assets......................     3,426,357     2,418,911

Investments (Note 3)...............................             -     3,592,495

Property and equipment, at cost:

  Producing oil and gas leases (working interests).    29,138,034    21,063,614
  Producing oil and gas royalties..................     9,075,949     2,842,116
  Nonproducing oil and gas properties..............     1,841,049       837,271
  Office equipment and other.......................       569,172       492,244
                                                     ------------ -------------
                                                       40,624,204    25,235,245

  Less accumulated depreciation,
     depletion and amortization....................    15,613,520    16,437,277
                                                     ------------  ------------
            Net property and equipment.............    25,010,684     8,797,968

Other assets.......................................       246,918        24,119
                                                     ------------  ------------
                                                     $ 28,683,959  $ 14,833,493
                                                     ============  ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable and accrued liabilities.........  $  1,517,932  $  1,534,535
  Dividends declared...............................             -        62,827
  Income taxes payable.............................        92,822        75,198
  Current note payable (Note 4)....................          -          964,260
                                                     ------------  ------------
         Total current liabilities.................     1,610,754     2,636,820
Long-term note payable (Note 4)....................             -       401,775
Deferred income taxes (Note 5).....................     5,207,548       773,200

Stockholders' equity (Note 8):
  Preferred stock, $1 par value -

    2,000,000  shares  authorized;
     none issued
    Common stock,  $ .01 par value -
     12,000,000 shares authorized,
     4,517,363 share issued in 1997 and
     4,866,000 shares issued in 1996...............        45,174        48,660
  Additional paid-in capital.......................    15,460,621     9,951,340
  Retained earnings................................     6,359,862     4,385,862
                                                     ------------  ------------
                                                       21,865,657    14,385,862

  Less treasury stock, at cost - 1,469,143 shares..          -        3,364,164
                                                     ------------  ------------
         Total stockholders' equity................    21,865,657    11,021,698
                                                     ------------  ------------
                                                     $ 28,683,959   $14,833,493
                                                     ============  ============

                             See accompanying notes.

                        THE HOME-STAKE OIL & GAS COMPANY
                   STATEMENTS OF INCOME AND RETAINED EARNINGS
                     Years ended December 31, 1997 and 1996

                                                          1997          1996
                                                          ----          ----
Revenues:

     Oil and gas sales.............................  $  6,857,072  $  7,363,904
     Income from equity affiliates.................       534,690       389,972
     Gain on sales of assets.......................       325,472       168,664
     Other income..................................       353,284       290,924
                                                     ------------  ------------
                                                        8,070,518     8,213,464

Costs and expenses:

     Production....................................     2,054,149     3,075,721
     Exploration...................................       790,517       187,643
     General and administrative....................     1,143,448       781,480
     Depreciation, depletion and amortization......     1,015,466     1,351,335
     Interest......................................        39,598       249,692
     Property and other taxes......................       126,567       110,736
                                                     ------------  ------------
                                                        5,169,745     5,756,607

Income before provision for income taxes...........     2,900,773     2,456,857

Provision for income taxes (Note 5):

     Current.......................................       448,214       327,634
     Deferred......................................       290,077       285,062
                                                     ------------  ------------
                                                          738,291       612,696
                                                     ------------  ------------
Net income.........................................     2,162,482     1,844,161

Retained earnings at beginning of year.............     4,385,862     2,855,837

Cash dividends ($ .06 per share - 1997,
     $ .09 per share - 1996).......................      (188,482)     (314,136)
                                                     ------------  ------------

Retained earnings at end of year...................  $  6,359,862  $  4,385,862
                                                     ============  ============

Weighted average number of shares outstanding......     3,396,857     3,396,857
                                                        =========     =========

Basic net income per share of common stock.........         $ .64        $ .54
                                                            =====        =====
                             See accompanying notes.

                        THE HOME-STAKE OIL & GAS COMPANY
                            STATEMENTS OF CASH FLOWS
                     Years ended December 31, 1997 and 1996

                                                         1997          1996
                                                         ----          ----
Operating activities:

  Oil and gas sales, net of production taxes.......  $  6,439,737   $ 6,600,732
  Other............................................       353,284       290,924
                                                     ------------   -----------
                                                        6,793,021     6,891,656

  Cash paid to suppliers and employees.............     3,964,129     3,595,153
  Interest paid....................................        39,598       249,692
  Property and other taxes.........................       126,567       110,736
  Income taxes paid................................       389,982       224,756
                                                     ------------   -----------
                                                        4,520,276     4,180,337

    Net cash provided by operating activities......     2,272,745     2,711,319

Investing activities:

  Proceeds from sales of property and equipment....     1,718,211       362,260
  Acquisition of property and equipment............    (1,903,505)     (523,073)
  Acquisition of investments.......................             -      (202,558)
  Dividends from equity affiliate..................        60,674        71,022
                                                     ------------  ------------
    Net cash used in investing activities..........      (124,620)     (292,349)

Financing activities:

  Note payments....................................    (1,366,035)   (2,008,875)
  Cash dividends paid..............................      (262,563)     (348,106)
                                                     ------------  ------------
    Net cash used in financing activities..........    (1,628,598)   (2,356,981)
                                                     ------------  ------------
Net increase in cash...............................       519,527        61,989
Cash acquired in merger............................       361,391             -
Cash and cash equivalents at beginning of year.....       626,864       564,875
                                                     ------------  ------------
Cash and cash equivalents at end of year...........     1,507,782  $    626,864
                                                     ============  ============

Reconciliation of net income to net cash provided by operating activities:

Net income.........................................  $  2,162,482  $  1,844,161
Reconciling adjustments:
  Depreciation, depletion and amortization.........     1,015,466     1,351,335
  Gain on sales of assets..........................      (325,472)     (168,664)
  Income from equity affiliates....................      (534,690)     (389,972)
  Dry hole costs and condemned and abandoned

    properties.....................................       790,517       187,643
  Deferred income taxes............................       290,077       285,062
  Changes in other assets and liabilities:

    Accounts receivable............................      (875,831)     (316,570)
    Prepaid expenses and other assets..............        18,629      (114,062)
    Accounts payable...............................      (317,723)       (7,908)
    Other liabilities..............................        49,290        40,294
                                                     ------------  ------------
Net cash provided by operating activities..........  $  2,272,745  $  2,711,319
                                                     ============  ============
                             See accompanying notes.

                        THE HOME-STAKE OIL & GAS COMPANY
                          NOTES TO FINANCIAL STATEMENTS

Description of business

The Home-Stake Oil & Gas Company ("HSOG" or the "Company") is an "independent oil and gas producer" actively engaged in the acquisition, exploration, development and production of oil and gas properties. Oil and gas exploration and production activities are subject to numerous risks inherent in the business. These include the volatility of oil and gas prices, environmental concerns and governmental regulations, general business risks and hazards involving the acquisition and operation of oil and gas properties, the ability to continue to find new reserves to replace those being depleted and the highly competitive nature of the business. Its principal geographic operating areas lie within the states of Oklahoma, Montana and Texas.

Note 1 - Summary of significant accounting policies

Merger

As further described in Note 2 below, on December 31, 1997, The Home-Stake Royalty Corporation ("HSRC") was merged with and into the Company. This transaction was accounted for by the purchase method of accounting for business combinations. The merged companies adopted the name of HSOG, which was deemed to be the purchased entity for accounting purposes since the former HSRC stockholders received approximately 61% of the merged entity's common stock. Accordingly, the balance sheet at December 31, 1996 and the statements of income and retained earnings and statements of cash flows for the years ended December 31, 1997 and 1996, have been restated to reflect the historical financial position and operations of HSRC prior to the merger. The balance sheet at December 31, 1997, reflects the assets and liabilities of the merged entity, as described in Note 2 below.

Basis of Presentation

The financial statements include the accounts of the Company and, in 1996, its wholly owned subsidiary Alden Gas Gathering Company. The principal assets of Alden Gas Gathering Company were sold in 1997 and the subsidiary was dissolved. The equity method of accounting is used when the Company has a 20% to 50% interest in other companies. Under the equity method, original investments are recorded at cost and adjusted by the Company's share of undistributed earnings or losses of these companies. Dividends and distributions are credited against the investment when received.

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

Fair Value of Financial Instruments

The carrying amounts for cash and cash equivalents and notes payable reported in the balance sheets approximate fair value.

                        THE HOME-STAKE OIL & GAS COMPANY
                   NOTES TO FINANCIAL STATEMENTS - (Continued)

Note 1 - Summary of significant accounting policies (continued)

Cash and cash equivalents

The Company includes certificates of deposit and money market funds in cash and cash equivalents since such amounts are readily convertible into known amounts of cash.

Credit risks

The Company sells its oil and gas production directly or indirectly to numerous oil refiners and pipeline companies without collateral. In addition, the Company has numerous working interest owners to whom it grants credit on wells in which it serves as operator. Substantially all of these owners are industry partners or individuals who invest in oil and gas drilling ventures. The Company believes its credits risks are limited due to the nature of its business and partner base and has not incurred any significant losses in connection therewith.

Environmental costs

Environmental liabilities, which historically have not been material, are recognized when it is probable that a loss has been incurred and the amount of that loss is reasonably estimable. Environmental liabilities, when accrued, are based upon estimates of expected future costs without discounting. At December 31, 1997 there are no such costs accrued.

Property and equipment

The Company follows the successful efforts method of accounting for its oil and gas operations. Costs of productive oil or gas wells, as well as costs of acquiring producing and nonproducing oil and gas properties, are capitalized. Exploratory costs, annual delay rentals and exploratory dry holes are expensed.

Depreciation, depletion and amortization of producing properties are provided on the unit-of-production method based on estimates of proved reserves. Depreciation of other property and equipment is provided on straight-line or accelerated methods over estimated useful lives. Impairment of producing properties is measured based on their discounted estimated future net cash flows and is included in depreciation, depletion and amortization, when required.

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

                        THE HOME-STAKE OIL & GAS COMPANY
                   NOTES TO FINANCIAL STATEMENTS - (Continued)

Note 1 - Summary of significant accounting policies (continued)

Oil and gas sales

The Company sells most of its crude oil and natural gas concurrent with production and does not store significant volumes for future sales. Revenue is recognized on the "sales method" when oil and gas are sold. Under this method, the Company may "sell" more or less than its proportionate share of gas production in a given period, creating an imbalance position. However, an asset or liability is recorded only to the extent that the Company's imbalance position in a property cannot be recouped from remaining reserves. The Company's net imbalance positions at December 31, 1997 and 1996 were not material.

Derivatives

The Company does not utilize financial or commodity derivative instruments to hedge its market risks.

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

Note 2 - Merger and Pro Forma Financial Information

As discussed in Note 1, on December 31, 1997, HSRC was merged with and into the Company, with HSOG deemed to be the purchased entity for accounting purposes. In connection with this transaction, the Company issued 2,742,203 shares of common stock to former stockholders of HSRC. In accordance with the Merger Agreement, holders of common stock of HSOG received 30 shares of new HSOG common stock for each share of stock held prior to the merger, holders of HSRC common stock received 48.66 shares of new HSOG common stock for each share of stock held prior to the merger, and all treasury shares and shares owned by each company in the other were canceled. (Also see Note 8.)

Since there was no established public trading market for the Company's common stock at December 31, 1997, the purchase price was determined based upon the fair values of HSOG's assets and liabilities. The current assets and liabilities of HSOG were valued at historical cost, which approximates fair value. The fair values of property and equipment were based on (i) the estimated future discounted net cash flows of HSOG's producing oil and gas properties as of December 31, 1997, after giving effect to deferred income taxes; (ii) an independent appraisal of HSOG's nonproducing minerals as of December 31, 1997; and (iii) historical cost of nonproducing oil and gas leases and office equipment and other, which approximates fair value. No oil and gas properties were deemed to have been impaired and no goodwill was recorded in connection with this transaction.

                        THE HOME-STAKE OIL & GAS COMPANY
                   NOTES TO FINANCIAL STATEMENTS - (Continued)

Note 2 - Merger and Pro Forma Financial Information (continued)

The allocation of the purchase price of HSOG included in the balance sheet at December 31, 1997 is summarized as follows:

     Current assets.....................................  $   933,865
     Property and equipment:
       Producing oil and gas leases.....................   10,154,056
       Producing royalty interests......................    6,235,349
       Nonproducing oil and gas properties..............      823,817
       Office equipment and other.......................       45,818
     Other assets.......................................      123,063
     Current liabilities................................   (1,449,456)
     Deferred income taxes..............................   (4,144,271)
                                                          -----------
                                                          $12,722,241
                                                          ===========

Estimated proved reserves of the producing properties acquired totaled 2,226,892 barrels of oil and 8,973,426 mcf of natural gas.

                        THE HOME-STAKE OIL & GAS COMPANY
                   NOTES TO FINANCIAL STATEMENTS - (Continued)

Note 2 - Merger and Pro Forma Financial Information (continued)

Pro Forma Information (unaudited)

Since the merger of the Company and HSRC was accounted for by the purchase method of accounting, the accompanying 1997 and 1996 statements of income and retained earnings do not include any revenues or expenses of the former HSOG. Following is summarized pro forma 1997 and 1996 information, assuming the acquisition had occurred on January 1, 1996. This pro forma information reflects the combined historical amounts for the two companies, adjusted to eliminate the income and amortization of each company related to its ownership in the other, and the increases in depreciation, depletion and amortization and income taxes related to the merger.

                                                        1997            1996
                                                        ----            ----
Revenues:

  Oil and gas sales................................ $ 13,344,522   $ 14,458,162
  Other............................................    1,303,239        824,483
                                                    ------------   ------------
                                                      14,647,761     15,282,645

Costs and expenses:

  Production.......................................    4,044,742      6,166,465
  Exploration......................................    1,351,996        343,378
  General and administrative expense...............    2,289,280      1,554,810
  Depreciation, depletion and amortization.........    2,552,615      3,154,717
  Interest expense.................................      276,139        702,185
  Property and other taxes.........................      231,957        213,049
                                                    ------------   ------------
                                                      10,746,729     12,134,604

Income before income tax...........................    3,901,032      3,148,041
Income tax expense.................................    1,351,961      1,018,110
                                                    ------------   ------------
Net income......................................... $  2,549,071   $  2,129,931
                                                    ============   ============

Weighted average number of shares outstanding......    4,517,363      4,517,363
                                                       =========      =========
Basic net income per share.........................        $ .56          $ .47
                                                           =====          =====

Note 3 - Related party transactions and investments

Prior to their merger on December 31, 1997, both HSOG and HSRC were under common management, with both frequently participating jointly in the acquisition of mineral and leasehold interests and in exploration and development activities. Each company generally owned an equal interest in the oil and gas properties in which they jointly participated, however such interests sometime varied. Only HSRC, however, served as operator on properties that were not operated by outside parties.

                        THE HOME-STAKE OIL & GAS COMPANY
                   NOTES TO FINANCIAL STATEMENTS - (Continued)

Note 3 - Related party transactions and investments (continued)

In accordance with oil and gas industry practice, the oil and gas ventures in which both companies participated were considered to be joint, but separate. For those properties operated by outside parties, each Company was generally billed separately for their share of operating and drilling costs and separately reimbursed the operator for such costs. For properties operated by HSRC, HSOG was billed for such costs monthly.

Payroll costs for personnel were paid by HSRC, with HSOG reimbursing one-half share of such costs. For substantially all other general and administrative costs, each Company separately paid for its one-half share.

For the two years ended December 31, HSRC paid or billed HSOG the following amounts:

                                                       1997            1996
                                                       ----            ----
Paid:

  Oil and gas sales, net of production taxes.......  $ 394,759        $ 451,941
Billed:
  Property and equipment...........................    473,352           82,838
  Lease operating expenses.........................    686,450          818,886
  Payroll costs....................................    583,320          494,243

All revenues and expenses described above were paid by the respective company in cash on a monthly basis.

At December 31, 1996, HSRC owned 33.9% of the outstanding common stock of HSOG and accounted for its investment in HSOG using the equity method. At December 31, 1996, HSOG owned 19.3% of the outstanding common stock of HSRC. In connection with the merger described in Note 2, this cross ownership was canceled.

At December 31, 1996, investments consisted of the following:

     The Home-Stake Oil & Gas Company (owned by HSRC)...  $  3,538,454
     Alden Pipeline Company.............................        54,041
                                                          ------------
                                                          $  3,592,495
                                                          ============
The  Company  received   dividends   totaling  $60,674  and  $71,023  for  these
investments in 1997 and 1996, respectively.

                        THE HOME-STAKE OIL & GAS COMPANY
                   NOTES TO FINANCIAL STATEMENTS - (Continued)

Note 3 - Related party transactions and investments (continued)

Summarized combined financial information for HSOG and Alden Pipeline Company, in 1996 only and for which amounts are not material, is presented below:

                                                       Years ended December 31,
                                                       1997              1996

Income statement data:

   Revenues........................................  $  7,457,014  $  7,759,424
   Income before income taxes......................     2,485,651     1,858,854
   Net income (1)..................................     1,825,749     1,417,738

                                                                   December 31,
                                                                       1996

Balance sheet data:

   Current assets..............................................    $  1,576,125
   Property and equipment (net)................................       8,735,493
   Other assets................................................       2,756,922
   Current liabilities.........................................       2,299,840
   Noncurrent liabilities......................................       3,131,206
   Equity......................................................       7,637,494


     (1) Includes  $345,080  and  $273,108  in  1997  and  1996,   respectively,
         attributable to the equity earnings of the HSRC recorded by HSOG.

Note 4 - Note payable

Note payable at December 31, 1996 consisted of the following balances:

Prime rate bank note due May 1, 1998, requiring monthly principal payments of $80,355, plus interest.............................  $  1,366,035
Less current portion.............................................       964,260
                                                                   ------------
                                                                   $    401,775
                                                                   ============
The Company has a bank line of credit in the amount of $700,000 available until May 1, 1998 which provides for monthly payments of interest on the outstanding borrowings at bank prime less one percent. In connection with this line of credit, the Company has issued a letter of credit in the amount of $120,000, which is guaranteed by this line, and pays a commitment fee of one-half of one percent (1/2%) per annum on the unused portion of the line.

The Company's credit facilities include certain loan covenants which require, among other things, that the Company maintain certain financial ratios and minimum net worth requirements. In addition, the Company's annual cash dividends are limited to the lesser of $365,000 or net income.

In connection with the acquisition of certain producing gas properties described in Note 9, the Company has negotiated a new credit facility with its bank which, when executed, will provide for borrowings of $6.6 million, payable $110,000 monthly, plus interest at prime less 1/2 %, beginning May 1, 1998. In addition, this arrangement will provide the Company with a one-year bank line of credit in the amount of $5 million, with interest at prime less 1%. This facility will limit annual cash dividends to the lesser of $550,000 or net income. This credit facility is expected to be executed on or about March 31, 1998.

                        THE HOME-STAKE OIL & GAS COMPANY
                   NOTES TO FINANCIAL STATEMENTS - (Continued)

Note 5 - Income taxes

Deferred income taxes represent the net tax effects associated with temporary differences in the net book values of certain assets and liabilities for financial reporting and income tax purposes. Significant components of the Company's deferred income tax liabilities and assets at December 31, are as follows:

                                                        1997           1996
                                                        ----           ----
Deferred tax liabilities:

  Intangible drilling costs........................  $  1,867,311  $    588,931
  Excess of tax over book depreciation.............       705,219       192,065
  Leasehold costs..................................     2,934,635       202,542
                                                     ------------  ------------
                                                        5,507,165       983,538
Deferred tax assets:

  Alternative minimum tax credit carryforwards.....       241,611       173,242
  Deferred compensation accrual....................        19,556        14,667
  Other (net)......................................        38,450        22,429
                                                     ------------  ------------
                                                          299,617       210,338
                                                     ------------  ------------
Net deferred tax liability.........................  $  5,207,548  $    773,200
                                                     ============  ============

The reconciliation of the income tax provision to the "expected" provision computed at the statutory federal income tax rate is as follows:

                                                          1997           1996
                                                          ----           ----

Computed "expected" provision......................  $    986,263  $    835,331
Excess statutory depletion.........................      (188,966)     (101,828)
Income from equity affiliates......................      (181,795)     (135,927)
Other..............................................       122,789        15,120
                                                     ------------  ------------
Provision for income taxes.........................  $    738,291  $    612,696
                                                     ============  ============

At December 31, 1997, the Company had nonexpiring alternative minimum tax credit carryforwards of approximately $241,600 available to reduce future federal income taxes, the benefits of which have been recognized in these financial statements.

Note 6 - Benefit plans

The Company has a 401(k) Profit Sharing Plan covering substantially all the Company's employees that have completed one year of service and provides for a mandatory Company contribution equal to 3% of the employee's compensation and an additional matching Company contribution of up to 3%. Company contributions to the Plan were $24,322 and $22,288 in 1997 and 1996, respectively.

Note 7 - Commitments and contingencies

The Company has a non-cancelable operating lease covering its office space through December 30, 2000. This lease provides for annual rental payments of $111,816, subject to an annual expense adjustment.

The Company is involved in various legal actions arising in the normal course of business. In the opinion of management and legal counsel, the Company's liabilities, if any, in these matters will not have a material effect on the Company's financial position, results of operations or cash flows.

                        THE HOME-STAKE OIL & GAS COMPANY
                   NOTES TO FINANCIAL STATEMENTS - (Continued)

Note 8 - Stockholders' Equity

Common Stock

On December 11, 1997, the stockholders of HSOG approved an amendment to the Company's Certificate of Incorporation which changed the par value of the Company's common stock to $ .01 per share and increased the number of authorized shares of common stock from 100,000 to 12,000,000. In conjunction with these amendments, the stockholders also approved the merger of HSRC with and into HSOG, as described in Note 2. As a part of the merger, the common stock each company owned in the other, and all treasury shares, were canceled. Holders of HSRC common stock received 48.66 shares of new HSOG common stock for each share of HSRC owned, resulting in the issuance of 2,742,203 shares. Holders of HSOG common stock received 30 shares of new HSOG common stock for each share of HSOG formerly owned, resulting in the issuance of 1,775,160 shares. The Company's 1996 balance sheet has been restated to reflect the change in the par value of the Company's common stock, the increased number of shares authorized and the
48.66 exchange ratio described above. All references to the number of shares and per share amounts reflect the historical shares of HSRC, adjusted for the 48.66 exchange ratio.

Preferred Stock

The Company is authorized to issue up to 2,000,000 shares of Preferred Stock at the discretion of the Board of Directors. This stock is commonly referred to as "blank check" stock, with the Board of Directors having the authority to determine voting rights, dividend rights, preferences, etc.

Incentive Stock Plan

On December 11, 1997, the stockholders approved the adoption of The Home-Stake Oil & Gas Company 1997 Incentive Stock Plan (the "Stock Plan") which became effective on December 31, 1997. There are a total of 451,736 shares of common stock authorized and reserved under the Stock Plan. The number of shares reserved for issuance under the Stock Plan automatically increases as necessary so that, when added to the number of shares subject to stock options granted or awarded under the Stock Plan, the total number of shares reserved will equal 10% of the issued and outstanding shares of the Company.

At December 31, 1997 there were no options outstanding. On February 12, 1998, the Board of Directors granted qualified stock options in varying amounts to all employees totaling 155,250 shares. Such options vest over a 5-year period and have an option price of $4.50 per share. In addition, there were non-qualified options issued to all outside directors in the aggregate amount of 100,000 shares that are exercisable immediately, at an option price of $4.50 per share.

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

                        THE HOME-STAKE OIL & GAS COMPANY
                   NOTES TO FINANCIAL STATEMENTS - (Continued)

Note 9 - Subsequent Events (unaudited as to reserve quantities)

On March 5, 1998 the Company entered into an agreement to purchase certain producing gas properties for a purchase price of $6,685,000, subject to certain adjustments for operations subsequent to January 1, 1998. This purchase includes estimated proved reserves of 6.4 Bcf of gas. This acquisition will be financed under the new credit facility described in Note 4 and will be secured by certain of the Company's producing properties. This acquisition is expected to close on or about March 31, 1998.

                        THE HOME-STAKE OIL & GAS COMPANY
    SUPPLEMENTARY INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES (unaudited)

Estimated quantities of proved oil and gas reserves

Changes in estimated proved oil and gas reserve quantities are summarized as follows:

                                         1997                     1996
                                 ----------------------  -----------------------
                                    Oil         Gas         Oil          Gas
                                   (Bbls)      (Mcf)       (Bbls)       (Mcf)

Proved developed and undeveloped:

   Beginning of year............  2,432,711   8,835,929   2,757,425   9,956,399
   Revisions of previous
     estimates..................    187,009   1,625,539    (184,463)   (525,793)
   Purchases of reserves
     in-place...................        894       2,896      15,891     479,378
   Extensions, discoveries and
     other additions............     42,710     542,950      99,368     516,241
   Added by merger..............  2,226,892   8,973,426           -           -
   Sales of reserves in-place...   (209,027)   (232,080)    (15,985)   (332,266)
   Production...................   (210,997) (1,208,464)   (239,525) (1,258,030)
                                 ----------  ----------  ----------  ----------
   End of year..................  4,470,192  18,540,196   2,432,711   8,835,929
                                 ==========  ==========  ==========  ==========
Proved developed producing:

  Beginning of year.............  2,380,522   7,369,964   2,686,118   8,453,229
                                 ==========  ==========  ==========  ==========
  End of year...................  4,386,132  15,902,988   2,380,522   7,369,964
                                 ==========  ==========  ==========  ==========

The Company's share of net proved oil and gas reserves of HSOG, accounted for on the equity method in 1996 (see Note 3 to the Financial Statements), were 808,161 barrels of oil and 2,881,865 mcf of gas at December 31, 1996.

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

                        THE HOME-STAKE OIL & GAS COMPANY
    SUPPLEMENTARY INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES (unaudited)

Although these disclosures have been prepared in accordance with SFAS No. 69, this information does not purport to present the fair market value of the Company's oil and gas properties or a fair estimate of the present value of future cash flows expected to be obtained from their production. The reserve estimates, while carefully made, may be significantly revised based on future events. In addition, estimates of the timing of production, actual prices realized and related production costs and taxes may also vary significantly from those used in these calculations.

                                                        1997          1996
                                                        ----          ----
Future net cash flows:

  Oil and gas sales................................  $130,251,202  $ 78,855,048
  Lease operating expenses.........................   (39,352,926)  (23,802,053)
  Production taxes.................................    (9,916,302)   (6,147,291)
  Development costs................................      (646,142)     (474,842)
  Income taxes.....................................   (20,500,870)  (12,305,138)
                                                     ------------  ------------
                                                       59,834,962    36,125,724

     Less discount to present value
           at 10% rate.............................   (26,643,527)  (15,133,629)
                                                     ------------  ------------
Standardized measure of discounted
     future net cash flows.........................  $ 33,191,435  $ 20,992,095
                                                     ============  ============

The Company's share of the standardized measure of discounted future net cash flows of HSOG, accounted for on the equity method in 1996, was $6,819,163 at December 31, 1996.

The following information summarizes the principal changes in the standardized measure of discounted future net cash flows.

                                                         1997          1996
                                                         ----          ----
Beginning of year..................................  $ 20,992,095  $ 14,213,715
Sales of oil and gas, net of production costs......    (4,802,923)   (4,288,183)
Net changes in prices and production costs.........    (4,410,247)   10,716,647
Extensions and discoveries.........................       772,995     1,303,483
Purchases of reserves-in-place.....................         8,314       573,138
Added by merger....................................    16,198,548             -
Sales of reserves-in-place.........................    (1,530,374)     (438,724)
Revisions of previous quantity estimates...........     2,686,262    (2,022,227)
Net change in income taxes.........................     1,638,638    (2,169,336)
Other (net)........................................      (461,083)    1,682,210
Accretion of discount..............................     2,099,210     1,421,372
                                                     ------------  ------------
End of year........................................  $ 33,191,435  $ 20,992,095
                                                     ============  ============

                        THE HOME-STAKE OIL & GAS COMPANY
    SUPPLEMENTARY INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES (unaudited)

Costs incurred

Costs incurred in oil and gas producing activities include:

                                                        1997           1996
                                                        ----           ----
Acquisition costs - proved properties..............  $      3,486  $    327,008
Acquisition costs - unproved properties............       646,496       137,518
Exploration costs..................................       432,250       400,468
Development costs..................................       837,628        87,181
                                                     ------------  ------------
                                                       $1,919,860  $    952,175
                                                     ============  ============

The Company's share of costs incurred in oil and gas producing activities of HSOG in 1996, which was accounted for on the equity method, was $236,588. Acquisition costs for proved and unproved properties related to the merger were $16,389,405 and $823,817, respectively.

                                INDEX TO EXHIBITS

The following documents are included as exhibits to this Form 10-KSB. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.


  Number  Description

     3.1  Amended and Restated Certificate of Incorporation of the Company.

     3.2  Bylaws of the Company, as amended.

     4.1 Rights Agreement and Indenture dated as of May 2, 1994, between the Company and The Fourth National Bank of Tulsa (now known as NationsBank, N.A.) (Filed as Exhibit 4.1 to the Company's Registration Statement on Form 10, Registration No. 0-19766).

   *10.1 Amended and Restated Home-Stake Oil & Gas Company Key Employee Incentive Bonus Plan.

   *10.2 Amended and Restated Employment Agreement by and between Robert C. Simpson and the Company dated February 5, 1998.

   *10.3 Amended and Restated Home-Stake Oil & Gas Company Change in Control Severance Pay Plan.

   *10.4  The Home-Stake Oil & Gas Company 1997 Incentive Stock Plan.

   *10.5 Form of Indemnity Agreement between the Company and each Director, dated May 14, 1996 (Filed as Exhibit 10.1 to the Company's Quarterly Report of Form 10-QSB for the quarter ended June 30, 1996).

    10.6 Third Amended and Restated Loan Agreement dated March 29, 1995 between the Company and Bank IV Oklahoma, N.A. (Filed as Exhibit 10.9 to the Company's Annual Report on Form 10- KSB for the year ended December 31, 1994).

    10.7 First Amendment and Modification to Loan Agreement dated May 1, 1996 to the Third Amended and Restated Loan Agreement dated March 29, 1995 between the Company and Bank IV Oklahoma, N.A. (Filed as Exhibit 10.2 to the Company's Quarterly Report of Form 10-QSB for the quarter ended June 30, 1996)

      27  Financial Data Schedule.