Form 10QSB
period 1998-03-31
HOME STAKE OIL & GAS CO
filed 1998-05-14
CIK 882378

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                QUARTERLY REPORT
                            UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1998


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


                                 (918) 583-0178
                         (Registrant's telephone number)



        Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


        The number of shares outstanding of the Registrants' common stock, all of which comprise a single class with $ .01 par value, as of May 13, 1998, the latest practicable date, was 4,517,363.

                        THE HOME-STAKE OIL & GAS COMPANY

                                   FORM 10-QSB
                                 MARCH 31, 1998

                                TABLE OF CONTENTS

                                                                    Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Balance Sheets - March 31, 1998
          and December 31, 1997...................................    4

        Condensed Statements of Income and Retained
          Earnings - three months ended March 31, 1998 and 1997 ..    5

        Condensed Statements of Cash Flows -
          three months ended March 31, 1998 and 1997 .............    6

        Notes to Condensed Financial Statements ..................    7

Item 2. Management's Discussion and Analysis of
          Financial Condition and
          Results of Operations ..................................   10


PART II - OTHER INFORMATION

Item 1. Legal Proceedings ........................................   12

Item 2. Changes in Securities and Use of Proceeds ................   12

Item 3. Defaults upon Senior Securities ..........................   12

Item 4. Submission of Matters to a Vote of Security Holders ......   12

Item 5. Other Information ........................................   12

Item 6. Exhibits and Reports on Form 8-K .........................   12

SIGNATURES .......................................................   13

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements.

                        THE HOME-STAKE OIL & GAS COMPANY
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)



                                     ASSETS

                                                        March 31,   December 31,
                                                           1998         1997
                                                           ----         ----
Current assets:
  Cash and cash equivalents.........................   $ 1,404,767  $ 1,507,782
  Accounts receivable...............................     1,019,545    1,730,114
  Prepaid expenses..................................       451,507      188,461
                                                       -----------  -----------
         Total current assets.......................     2,875,819    3,426,357

Property and equipment, at cost:....................    47,769,000   40,624,204
    Less accumulated depreciation,
     depletion and amortization.....................    16,269,959   15,613,520
                                                       -----------  -----------
         Net property and equipment.................    31,499,041   25,010,684

Other assets........................................       274,872      246,918
                                                       -----------  -----------
                                                       $34,649,732  $28,683,959
                                                       ===========  ===========




                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Accounts payable and accrued liabilities..........   $   929,365  $ 1,517,932
  Income taxes payable..............................        24,560       92,822
  Current notes payable (Note 3)....................     1,320,000            -
                                                       -----------  -----------
         Total current liabilities..................     2,273,925    1,610,754

Long-term notes payable (Note 3)....................     5,280,000            -

Deferred income taxes...............................     5,230,874    5,207,548

Stockholders' equity:
  Preferred stock, $1 par value -
    2,000,000  shares  authorized;
     none issued Common stock,
     $ .01 par value -
     12,000,000 shares authorized,
    4,517,363 shares issued.........................        45,174       45,174
  Additional paid-in capital........................    15,460,621   15,460,621
  Retained earnings.................................     6,359,138    6,359,862
                                                       -----------  -----------
         Total stockholders' equity.................    21,864,933   21,865,657
                                                       ----------   -----------
                                                       $34,649,732  $28,683,959
                                                       ===========  ===========

                             See accompanying notes.

                        THE HOME-STAKE OIL & GAS COMPANY
                         CONDENSED STATEMENTS OF INCOME
                              AND RETAINED EARNINGS
                   Three months ended March 31, 1998 and 1997
                                   (Unaudited)



                                                           1998          1997
                                                           ----          ----

Revenues:
  Oil and gas sales.................................   $ 2,324,919  $ 2,238,019
  Gain on sales of assets...........................             -       99,708
  Income from equity affiliates.....................             -      190,300
  Other income......................................        95,988       81,762
                                                       -----------  -----------
                                                         2,420,907    2,609,789

Costs and expenses:
  Production........................................       913,133      635,946
  Exploration.......................................        23,559      215,300
  General and administrative........................       636,569      258,744
  Depreciation, depletion and amortization..........       677,000      338,083
  Interest..........................................         1,587       26,733
  Property and other taxes..........................        50,822       32,443
                                                       -----------  -----------
                                                         2,302,670    1,507,249
                                                       -----------  -----------

Income before provision for income taxes............       118,237    1,102,540

Provision for income taxes:
  Current...........................................         5,288      156,045
  Deferred..........................................        23,326      179,026
                                                       -----------  -----------
                                                            28,614      335,071
                                                       -----------  -----------
Net income..........................................        89,623      767,469

Retained earnings at beginning of year..............     6,359,862    4,385,862

Cash dividends ($ .02 per share)....................       (90,347)     (62,827)
                                                       -----------  -----------

Retained earnings at end of period..................   $ 6,359,138  $ 5,090,504
                                                       ===========  ===========

Weighted average number of common shares
     outstanding:
  Basic.............................................     4,517,363    3,396,857
                                                       ===========    =========
  Diluted...........................................     4,772,613          n/a
                                                       ===========

Net income per common share:
  Basic.............................................         $ .02        $ .23
                                                             =====        =====
  Diluted...........................................         $ .02          n/a
                                                             =====

                             See accompanying notes.

                        THE HOME-STAKE OIL & GAS COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                   Three months ended March 31, 1998 and 1997
                                   (Unaudited)



                                                          1998          1997
                                                          ----          ----

Operating activities:
  Oil and gas sales, net of production taxes........   $ 2,357,367  $ 2,106,683
  Other.............................................        95,988       81,762
                                                       -----------  -----------
                                                         2,453,355    2,188,445

  Cash paid to suppliers and employees..............     1,435,231      725,131
  Interest paid.....................................         1,587       26,733
  Property and other taxes..........................        50,822       32,443
  Income taxes paid.................................       199,983       51,700
                                                       -----------  -----------
                                                         1,687,623      836,007
                                                       -----------  -----------
    Net cash provided by operating activities.......       765,732    1,352,438


Investing activities:
  Proceeds from sales of property and equipment.....        19,548      228,488
  Acquisition of property and equipment.............    (7,405,273)    (486,972)
  Dividends from equity affiliate...................             -       15,169
                                                       -----------  -----------
    Net cash used in investing activities...........    (7,385,725)    (243,315)


Financing activities:
  Loan proceeds.....................................     6,600,000            -
  Note payments.....................................             -     (964,260)
  Cash dividends paid...............................       (83,022)     (62,800)
                                                       -----------   ----------
    Net cash provided by (used in)
     financing activities.......................         6,516,978   (1,027,060)
                                                       -----------   ----------

Net increase (decrease) in cash.....................      (103,015)      82,063

Cash at beginning of year...........................     1,507,782      626,867
                                                       -----------  -----------

Cash at end of period...............................   $ 1,404,767  $   708,930
                                                       ===========  ===========

                             See accompanying notes.

                        THE HOME-STAKE OIL & GAS COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Description of business

The Home-Stake Oil & Gas Company ("HSOG" or the "Company") is an independent oil and gas producer actively engaged in the acquisition, exploration, development and production of oil and gas properties. Oil and gas exploration and production activities are subject to numerous risks inherent in the business. These include the volatility of oil and gas prices, environmental concerns and governmental regulations, general business risks and hazards involving the acquisition and operation of oil and gas properties, the ability to continue to find new reserves to replace those being depleted and the highly competitive nature of the business. Its principal geographic operating areas lie within the states of Oklahoma, Montana and Texas.

Note 1 - General

The unaudited financial information provided in this report includes all normal recurring adjustments which are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. The Company believes that the disclosures herein are adequate to make the information presented not misleading; however, these financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year.

Note 2 - Merger and Pro Forma Financial Information

On December 31, 1997, The Home-Stake Royalty Corporation ("HSRC") was merged with and into the Company. This transaction was accounted for by the purchase method of accounting for business combinations. The merged companies adopted the name of HSOG, which was deemed to be the purchased entity for accounting purposes since the former HSRC stockholders received approximately 61% of the merged entity's common stock. Accordingly, the condensed statement of income and retained earnings and statement of cash flows for the period ended March 31, 1997, have been restated to reflect the historical operations of HSRC prior to the merger. The balance sheets at March 31, 1998 and December 31, 1997, reflect the assets and liabilities of the merged entities. All references to the number of shares and per share amounts reflect the historical shares of HSRC, adjusted for the 48.66 exchange ratio.

                        THE HOME-STAKE OIL & GAS COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 2 - Merger and Pro Forma Financial Information (continued)

Since the merger of the Company and HSRC was accounted for by the purchase method of accounting, the accompanying 1997 statement of income and retained earnings does not include any revenues or expenses of the former HSOG. Following is summarized pro forma 1997 information for the quarter ended March 31, 1997, assuming the acquisition had occurred on January 1, 1997. This pro forma information reflects the combined historical amounts for the two companies, adjusted to eliminate the income and amortization of each company related to its ownership in the other, and the increases in depreciation, depletion and amortization and income taxes related to the merger. Such pro forma information is not intended to be indicative of the actual results of operations had the transaction occurred on the date indicated.



     Revenues:
          Oil and gas sales..................................   $ 4,374,732
          Other..............................................       350,951
                                                                -----------
                                                                  4,725,683
     Costs and expenses:
           Production........................................     1,267,223
           Exploration.......................................       358,675
           General and administrative........................       516,110
           Depreciation, depletion and amortization..........       688,789
           Interest..........................................       108,718
           Property and other taxes..........................        63,695
                                                                -----------
                                                                  3,003,210
           Income before income tax..........................     1,722,473
           Income tax expense................................       596,948
                                                                -----------
     Net income..............................................   $ 1,125,525
                                                                ===========

     Weighted average number of shares outstanding...........     4,517,363
                                                                ===========
     Basic net income per share..............................         $ .47
                                                                      =====

                        THE HOME-STAKE OIL & GAS COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 3 - Note payable

The note payable at March 31, 1998, represents the amounts due under the Company's financing agreement which is due May 1, 2000 and provides for monthly maturities of $110,000, plus interest at bank prime less 1/2 %. In addition, the Company has a line of credit in the amount of $5,000,000 available until May 1, 1999 which provides for monthly payments of interest on the outstanding borrowings at bank prime less 1%. In connection with this line of credit, the Company pays a commitment fee of one-half of one per cent (1/2%) per annum on the unused portion of the line.

This note and the line of credit described above are collateralized by certain of the Company's producing properties.

Note 4 - Stock options and net income per share

On February 12, 1998, the Board of Directors granted qualified stock options in varying amounts to all employees totaling 155,250 shares. Such options vest over a 5-year period. In addition, there were non-qualified options issued to all outside directors in the aggregate amount of 100,000 shares that are currently exercisable. The options have an exercise price of $4.50 per share which approximated the fair value of the Company's stock at the date of grant.

In accordance with Statement of Financial Accounting Standards No. 128, "Earning per Share", net income per common share is computed using two calculations; basic net income per share and diluted income per share. Basic net income per common share is calculated based on the weighted average shares outstanding during the period. Diluted net income per common share includes in average common shares outstanding stock options which are dilutive.

Note 5 - Contingencies

The Company is involved in various legal actions arising in the normal course of business. In the opinion of management, the Company's liabilities, if any, in these matters will not have a material effect on the Company's financial position, results of operations or cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

As further described in Note 2 to the unaudited condensed financial statements, on December 31, 1997, The Home-Stake Royalty Corporation ("HSRC") was merged with and into the Company. This transaction was accounted for by the purchase method of accounting for business combinations, with the merged entity adopting the name of The Home-Stake Oil & Gas Company, which was deemed to be the purchased entity for accounting purposes. Accordingly, the condensed statements of income included herein reflect the historical results of operations of HSRC for 1997 and the results of operations of the merged entities for 1998.

Results of Operations - First quarter 1998 compared with first quarter 1997

Net income for the first quarter decreased $677,846 from $767,469 in 1997 to $89,623 in 1998. The principal reasons for this decrease are as follows:

Oil sales decreased $105,411 (8%), despite an increase in production from 60,729 barrels in 1997 to 86,732 barrels in 1998. This increase was more than offset by a decrease in the average oil price from $21.45 per barrel in 1997 to $13.80 per barrel in 1998. The increased production volume is attributable to the merger with HSRC.

Gas sales increased 18% ($168,750), primarily due to the increase in sales volumes. Gas production increased from 299,888 mcf in 1997 to 540,604 mcf in 1998 as a result of the merger. This increase however, was partially offset by lower average gas prices which decreased from $3.12 in 1997 to $2.04 in 1998.

Gain on sales of assets was $99,708 in 1997 following the Company's sale of its interest in the N.E. Alden Field. There were no comparable sales in 1998.

Income from equity affiliates decreased $190,300. As described above, on December 31, 1997, HSRC was merged with and into HSOG. Consequently, there is no comparable 1998 amount.

Production expenses increased $277,187, due primarily to the $282,482 increase in lease operating expenses following the merger. This increase was partially offset by a decrease in production taxes.

Exploration costs decreased $191,741 in 1998. Dry hole costs decreased $178,440 in 1998 due to a lower incidence of dry holes. Condemned and abandoned property expenses were also lower in 1998.

General and administrative expenses increased $377,825, from $258,744 in 1997 to $636,569 in 1998. The primary reason for this increase is the merger. 1998 expense also includes approximately $33,000 attributable to the merger (no comparable amounts in the first quarter of 1997) and higher personnel costs.

Depreciation, depletion and amortization increased $338,917. This increase is directly attributable to the increase in property and equipment following the merger.

Interest expense decreased $25,146 in 1998. 1997 expense included interest attributable to certain outstanding bank debt retired during the first quarter of 1997. There were no outstanding loans in 1998 until March 31, 1998, when the Company borrowed $6.6 million to finance the purchase of certain producing gas properties from Sid R. Bass, Inc. et al.

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

As a result of the depressed product prices, the Company has reduced its capital budget for 1998 to $2 million. During the first quarter the Company had capital expenditures of approximately $610,000 and has current drilling commitments of approximately $2.3 million, extending into 1999. In addition, during the first quarter the Company acquired certain producing gas properties at a cost of $6.6 million. The Company is continuing to actively pursue other opportunities for the acquisition of producing properties whenever possible.

Product prices have remained depressed during the first quarter. Despite this situation, the Company expects to finance its budgeted 1998 operations and drilling through internally generated cash flows. In addition, the Company has a $5 million line of credit is available until 1999. There are currently no advances under this line.

The Company has substantially completed addressing its "Year 2000" problem. There was no disruption of operations or business activities while addressing the situation and the Company did not incur any significant expenses in this regard. Due to the nature of the Year 2000 problem, however, no assurance can be given that all issues have been or will be identified and that all third-parties that affect the Company's business will be Year 2000 compliant.

Forward-Looking Statements

Certain statements included in this report which are not historical facts are "forward-looking statements", including statements with respect to oil and gas reserves, the number and anticipated costs of wells to be drilled, future capital expenditures (including the amount and nature thereof), anticipated date of repayment of bank debt and other such matters. These forward-looking statements are based on current expectations, estimates, assumptions and beliefs of management; and words such as "expects", "believes", "anticipates",
"intends", "plans" and similar expressions are intended to identify such forward-looking statements. These forward-looking statements involve risks and uncertainties, including, but not limited to: dependence upon the prices for oil and natural gas which prices are subject to significant fluctuations in response to relatively minor changes in supply and demand for such products, market uncertainty, political conditions in oil producing regions, domestic and foreign government regulations, the price and availability of alternative fuels and a variety of other factors; competition in the acquisition of oil and gas properties and the development, production and marketing of oil and natural gas; operating hazards typically associated with the exploration, development, production and transportation of oil and natural gas; federal, state and local laws relating to the exploration, development, production and marketing of oil and natural gas, including environmental and safety matters; changes in laws and regulations; and other factors, most of which are beyond the control of the Company. Accordingly, actual results and developments may differ materially from those expressed in the forward-looking statements. The Company assumes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

                           Part II. Other Information

Item 1.    Legal Proceedings.

           There is a complete discussion of legal proceedings included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997. Since the date of that report there have been no material changes in the status of such matters.

Item 2.    Changes in Securities and Use of Proceeds.

           None.

Item 3.    Defaults Upon Senior Securities.

           None.

Item 4.    Submission of Matters to a Vote of Security Holders.

           None.

Item 5.    Other Information.

           None.

Item 6.    Exhibits and Reports on Form 8-K.

           (a)  Exhibits.

           The following documents are included as exhibits to this Form 10-QSB.

             Exhibit
             Number  Description
             ------- -----------
                2 Purchase and Sale Agreement between Sid R. Bass, Inc. et al and The Home-Stake Oil & Gas Company, effective as of January 1, 1998. (Filed as Exhibit 2 to the Company's Current Report on Form 8-K, dated March 31, 1998).

               10 Amended and Restated Loan Agreement dated March 31, 1998 between the Company and NationsBank, N.A.1998. (Filed as Exhibit 10 to the Company's Current Report on Form 8-K, dated March 31, 1998).

               27    Financial Data Schedule

           (b) Reports on Form 8-K.

                 A report on Form 8-K, dated December 31, 1997, was filed during the quarter ended March 31, 1998, reporting the merger of The Home-Stake Royalty Corporation with and into the Company under Items 2 and 7. The required financial statements and pro forma financial information were filed in connection with the Company's Registration Statement on Form S-4, dated October 21, 1997.

                                   Signatures



In accordance with the requirements of the Exchange Act , the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         The Home-Stake Oil & Gas Company
                                             (Registrant)


Date:  May 14, 1998                      By:    /s/  Robert C. Simpson
                                             -------------------------
                                              Robert C. Simpson
                                              Chairman of the Board, C.E.O.
                                              and President


Date:  May 14, 1998                      By:    /s/  Chris K. Corcoran
                                             -------------------------
                                              Chris K. Corcoran
                                              Executive Vice President,
                                              Chief Financial Officer and
                                              Corporate Secretary