Form 10QSB
period 1998-06-30
HOME STAKE OIL & GAS CO
filed 1998-08-03
CIK 882378

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                QUARTERLY REPORT
                            UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1998


                         Commission file number 0-19766


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

                        The Home-Stake Oil & Gas Company
                   (Former name, if changed since last report)


     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


     The number of shares outstanding of the Registrant's common stock, all of which comprise a single class with $ .01 par value, as of July 30, 1998, the latest practicable date, was 4,517,363.

                          HOME-STAKE OIL & GAS COMPANY

                                   FORM 10-QSB
                                  JUNE 30, 1998

                                TABLE OF CONTENTS

                                                                       Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Balance Sheets - June 30, 1998
          and December 31, 1997.........................................   4

        Condensed Statements of Income and Retained
          Earnings - six months ended
          June 30, 1998 and 1997 ......................................    5

        Condensed Statements of Income and Retained
          Earnings - three months ended
          June 30, 1998 and 1997 ......................................    6

        Condensed Statements of Cash Flows -
          six months ended June 30, 1998 and 1997 .....................    7

        Notes to Condensed Financial Statements .......................    8

Item 2. Management's Discussion and Analysis of
          Financial Condition and
          Results of Operations ......................................    11


PART II - OTHER INFORMATION

Item 1. Legal Proceedings ............................................    14

Item 2. Changes in Securities and Use of Proceeds ....................    14

Item 3. Defaults upon Senior Securities ..............................    14

Item 4. Submission of Matters to a Vote of Security Holders ..........    14

Item 5. Other Information ............................................    14

Item 6. Exhibits and Reports on Form 8-K .............................    14

SIGNATURES ...........................................................    16

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements.

                          HOME-STAKE OIL & GAS COMPANY
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)



                                     ASSETS

                                                   June 30,        December 31,
                                                     1998              1997
                                                     ----              ----
Current assets:
  Cash and cash equivalents.................... $      987,949   $    1,507,782
  Accounts receivable..........................      1,147,914        1,730,114
                                                --------------
  Prepaid expenses.............................        654,487          188,461
                                                --------------   --------------
         Total current assets..................      2,790,350        3,426,357

Property and equipment, at cost:...............     48,253,185       40,624,204
    Less accumulated depreciation,
     depletion and amortization................     16,990,696       15,613,520
                                                --------------   --------------
         Net property and equipment............     31,262,489       25,010,684

Other assets...................................        233,446          246,918
                                                --------------   --------------
                                                $   34,286,285   $   28,683,959
                                                ==============   ==============




                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Accounts payable and accrued liabilities..... $      740,597   $    1,517,932
  Income taxes payable.........................          8,507           92,822
  Current note payable (Note 3)................      1,320,000                -
                                                --------------   --------------
         Total current liabilities.............      2,069,104        1,610,754

Long-term note payable (Note 3)................      4,950,000                -

Deferred income taxes..........................      5,238,515        5,207,548

Stockholders' equity:
  Preferred stock, $1 par value -
    2,000,000  shares  authorized; none issued
  Common stock,  $ .01 par value -
    12,000,000 shares authorized,
    4,517,363 shares issued....................         45,174           45,174
  Additional paid-in capital...................     15,460,621       15,460,621
  Retained earnings............................      6,522,871        6,359,862
                                                --------------   --------------
         Total stockholders' equity............     22,028,666       21,865,657
                                                --------------   --------------
                                                $   34,286,285   $   28,683,959
                                                ==============   ==============

                             See accompanying notes.

                          HOME-STAKE OIL & GAS COMPANY
                         CONDENSED STATEMENTS OF INCOME
                              AND RETAINED EARNINGS
                     Six months ended June 30, 1998 and 1997
                                   (Unaudited)



                                                     1998              1997
                                                     ----              ----

Revenues:
  Oil and gas sales............................ $    5,115,677   $    3,819,939
  Gain on sales of assets......................         14,126           99,708
  Income from equity affiliates................              -          271,139
  Other income.................................        159,428          160,822
                                                --------------   --------------
                                                     5,289,231        4,351,608

Costs and expenses:
  Production...................................      1,672,034        1,085,010
  Exploration..................................        153,286          417,262
  General and administrative...................      1,283,730          539,933
  Depreciation, depletion and amortization.....      1,423,800          676,166
  Interest.....................................        131,961           36,086
  Property and other taxes.....................        123,389           87,197
                                                --------------   --------------
                                                     4,798,200        2,841,654
                                                --------------   --------------

Income before provision for income taxes.......        491,031        1,509,954

Provision for income taxes:
  Current......................................        116,360          237,010
  Deferred.....................................         30,967          181,806
                                                --------------   --------------
                                                       147,327          418,816
                                                --------------   --------------
Net income.....................................        343,704        1,091,138

Retained earnings at beginning of year.........      6,359,862        4,385,862

Cash dividends ($ .04 per share)...............       (180,695)        (125,654)
                                                --------------   --------------

Retained earnings at end of period............. $    6,522,871   $    5,351,346
                                                ==============   ==============

Weighted average number of common shares
     outstanding:
  Basic........................................      4,517,363        3,396,857
                                                ==============       ==========
  Diluted......................................      4,772,613              n/a
                                                ==============

Net income per common share:
  Basic........................................          $ .08            $ .32
                                                         =====            =====
  Diluted......................................          $ .07              n/a
                                                         =====
                             See accompanying notes.

                          HOME-STAKE OIL & GAS COMPANY
                         CONDENSED STATEMENTS OF INCOME
                              AND RETAINED EARNINGS
                    Three months ended June 30, 1998 and 1997
                                   (Unaudited)



                                                     1998              1997
                                                     ----              ----

Revenues:
  Oil and gas sales............................ $    2,790,758   $    1,581,920
  Gain on sales of assets......................         14,126                -
  Income from equity affiliates................              -           80,839
  Other income.................................         63,440           79,060
                                                --------------   --------------
                                                     2,868,324        1,741,819

Costs and expenses:
  Production...................................        758,901          449,064
  Exploration..................................        129,727          201,962
  General and administrative...................        657,161          281,189
  Depreciation, depletion and amortization.....        746,800          338,083
  Interest.....................................        130,374            9,353
  Property and other taxes.....................         72,567           54,754
                                                --------------   --------------
                                                     2,495,530        1,334,405
                                                -------------    --------------

Income before provision for income taxes.......        372,794          407,414

Provision for income taxes:
  Current......................................        111,072           80,965
  Deferred.....................................          7,641            2,780
                                                --------------   --------------
                                                       118,713           83,745
                                                --------------   --------------
Net income.....................................        254,081          323,669

Retained earnings at beginning of period.......      6,359,138        5,090,504

Cash dividends ($ .02 per share)...............        (90,348)         (62,827)
                                                --------------   --------------

Retained earnings at end of period............. $    6,522,871   $    5,351,346
                                                ==============   ==============

Weighted average number of common shares
     outstanding:
  Basic........................................      4,517,363        3,396,857
                                                ==============   ==============
  Diluted......................................      4,772,613              n/a
                                                ==============

Net income per common share:
  Basic........................................          $ .06            $ .10
                                                         =====            =====
  Diluted......................................          $ .05              n/a
                                                         =====

                             See accompanying notes.

                          HOME-STAKE OIL & GAS COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                     Six months ended June 30, 1998 and 1997
                                   (Unaudited)



                                                     1998             1997
                                                     ----             ----

Operating activities:
  Oil and gas sales, net of production taxes... $    5,068,684   $    3,634,659
  Other........................................        159,428          160,822
                                                --------------   --------------
                                                     5,228,112        3,795,481

  Cash paid to suppliers and employees.........      3,425,486        1,354,813
  Interest paid................................        131,961           36,086
  Property and other taxes.....................        123,389           87,197
  Income taxes paid............................        219,483          174,470
                                                --------------   --------------
                                                     3,900,319        1,652,566
                                                --------------   --------------
    Net cash provided by operating activities..      1,327,793        2,142,915


Investing activities:
  Proceeds from sales of property and equipment         36,261          329,391
  Acquisition of property and equipment........     (7,979,279)        (908,835)
  Dividends from equity affiliate..............              -           30,337
                                                --------------   --------------
    Net cash used in investing activities......     (7,943,018)        (549,107)


Financing activities:
  Loan proceeds................................      6,600,000                -
  Note payments................................       (330,000)      (1,366,035)
  Cash dividends paid..........................       (174,608)        (127,456)
                                                --------------   --------------
    Net cash provided by (used in)
     financing activities......................      6,095,392       (1,493,491)
                                                --------------   --------------

Net increase (decrease) in cash and
     cash equivalents........................         (519,833)         100,317

Cash and cash equivalents
     at beginning of year....................        1,507,782          626,864
                                                --------------   --------------

Cash and cash equivalents at end of period...   $      987,949   $      727,181
                                                ==============   ==============

                             See accompanying notes.

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

Note 2 - Merger and pro forma financial information

On March 31, 1998, the Company purchased certain natural gas producing properties from Sid R. Bass, Inc. et al (the "Bass Properties") for a purchase price of approximately $6.6 million, subject to certain adjustments for operations subsequent to January 1, 1998. The second quarter 1998 condensed financial statements include the 1998 operating results of the Bass Properties. The following pro forma financial information reflects the combined historical amounts of the Company and the Bass Properties as if the acquisition had occurred on January 1, 1997:


                                                         Six months ended
                                                         ----------------
                                                 June 30, 1998    June 30, 1997
                                                 -------------    -------------

Revenue........................................  $   5,485,474    $   4,787,576
Income before provision for income taxes.......        456,093        1,439,280
Net income.....................................        319,249        1,045,293
Basic net income per share.....................           0.07             0.31



On December 31, 1997, The Home-Stake Royalty Corporation ("HSRC") was merged with and into the Company. This transaction was accounted for by the purchase method of accounting for business combinations. The merged companies adopted the name of HSOG, which was deemed to be the purchased entity for accounting purposes since the former HSRC stockholders received approximately 61% of the merged entity's common stock. Accordingly, the condensed statement of income and retained earnings and statement of cash flows for the periods ended June 30, 1997, have been restated to reflect the historical operations of HSRC prior to the merger. The balance sheets at June 30, 1998 and December 31, 1997, reflect the assets and liabilities of the merged entities. All references to the number of shares and per share amounts reflect the historical shares of HSRC, adjusted for the 48.66 exchange ratio.

                          HOME-STAKE OIL & GAS COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 2 - Merger and pro forma financial information (continued)

Since the merger of the Company and HSRC was accounted for by the purchase method of accounting, the accompanying 1997 statement of income and retained earnings does not include any revenues or expenses of the former HSOG. Following is summarized pro forma 1997 information for the six months and quarter ended June 30, 1997, assuming the acquisition had occurred on January 1, 1997. This pro forma information reflects the combined historical amounts for the two companies, adjusted to eliminate the income and amortization of each company related to its ownership in the other, and the increases in depreciation, depletion and amortization and income taxes related to the merger. Such pro forma information is not intended to be indicative of the actual results of operations had the transaction occurred on the date indicated.



                                                     Six              Three
                                                    Months            Months
                                                    Ended             Ended
                                                   June 30,          June 30,
                                                     1997              1997
                                                  ---------         ---------
Revenues:
  Oil and gas sales............................ $   7,440,392    $    3,065,660
  Gain on sales of assets......................       199,416                 -
  Other........................................       302,325           150,790
                                                -------------    --------------
                                                    7,942,133         3,216,450
Costs and expenses:
  Production...................................     2,158,521           891,298
  Exploration..................................       727,047           368,372
  General and administrative...................     1,076,773           560,663
  Depreciation, depletion and amortization.....     1,336,548           647,759
  Interest.....................................       182,004            73,286
  Property and other taxes.....................       158,400            94,705
                                                -------------    --------------
                                                    5,639,293         2,636,083
Income before income tax.......................     2,302,840           580,367
Income tax expense.............................       798,083           201,135
                                                -------------    --------------
Net income..................................... $   1,504,757    $      379,232
                                                =============    ==============

Weighted average number of shares outstanding..     4,517,363         4,517,363
                                                =============    ==============
Basic net income per share.....................         $ .33             $ .08
                                                        =====             =====

                          HOME-STAKE OIL & GAS COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 3 - Note payable

The note payable at June 30, 1998, represents the amounts due under the Company's financing agreement which is due May 1, 2000 and provides for monthly maturities of $110,000, plus interest at bank prime less 1/2 %. In addition, the Company has a line of credit in the amount of $5,000,000 available until May 1, 1999 which provides for monthly payments of interest on the outstanding borrowings at bank prime less 1%. In connection with this line of credit, the Company pays a commitment fee of one-half of one per cent (1/2%) per annum on the unused portion of the line.

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

In accordance with Statement of Financial Accounting Standards No. 128, "Earning per Share", net income per common share is computed using two calculations; basic net income per share and diluted income per share. Basic net income per common share is calculated based on the weighted average shares outstanding during the period. Diluted net income per common share is calculated based on the weighted average shares outstanding including stock options which are dilutive.

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

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.

General

As further described in Note 2 to the unaudited condensed financial statements, on December 31, 1997, The Home-Stake Royalty Corporation ("HSRC") was merged with and into the Company. This transaction was accounted for by the purchase method of accounting for business combinations, with the merged entity adopting the name of Home-Stake Oil & Gas Company, which was deemed to be the purchased entity for accounting purposes. Accordingly, the condensed statements of income included herein reflect the historical results of operations of HSRC for 1997 and the results of operations of the merged entities for 1998.

Results of Operations - First six months of 1998 compared with first six months of 1997

Net income for the six months ended June 30 decreased $747,434 from $1,091,138 in 1997 to $343,704 in 1998. The principal reasons for this decrease are as follows:

Oil sales increased $329,707 (14%) in 1998. The Company's oil production increased from 114,348 barrels in 1997 to 193,021 barrels in 1998. This increase is partially offset by a decrease in the average oil price from $20.06 per barrel in 1997 to $13.59 per barrel in 1998. The increased production volume is primarily attributable to the merger with HSRC, partially offset by the sale in late 1997 of the Company's interest in the Countyline Unit.

Gas sales increased 60% ($914,977), primarily due to the increase in sales volumes. Gas production increased from 624,695 mcf in 1997 to 1,108,472 mcf in 1998, primarily as a result of the merger and the additional production provided by the Bass Properties which were purchased March 31, 1998. This increase however, was partially offset by lower average gas prices which decreased from $2.44 in 1997 to $2.20 in 1998.

Income from equity affiliates decreased $271,139. As described above, on December 31, 1997, HSRC was merged with and into HSOG. Consequently, there is no comparable 1998 amount.

Production expenses increased $587,024, due primarily to the $519,351 increase in lease operating expenses resulting from the merger. Production taxes increased $67,673 as a result of the higher product sales described above.

Exploration costs decreased $263,976 in 1998. Dry hole costs decreased $269,882 in 1998 due to a lower incidence of dry holes. This decrease was partially offset by a modest increase in condemned and abandoned property expenses of $5,906 in 1998.

General and administrative expenses increased $753,797, from $539,933 in 1997 to $1,293,730 in 1998. The primary reason for this increase is the merger and higher personnel costs. 1998 expense also includes approximately $62,800 attributable to the merger, whereas 1997 included only $20,100.

Depreciation, depletion and amortization increased $747,634. This increase is directly attributable to the increase in property and equipment following the merger.

Interest expense increased $95,875 in 1998. 1997 expense included interest attributable to certain outstanding bank debt retired during the first quarter of 1997. 1998 expense includes interest on the March 31, 1998 bank loan wherein the Company borrowed $6.6 million to finance the purchase of certain producing gas properties from Sid R. Bass, Inc. et al.

Results of Operations - Second quarter 1998 compared with second quarter 1997

Net income for the second quarter decreased $69,588 from $323,669 in 1997 to $254,081 in 1998. The principal reasons for this decrease are as follows:

Oil sales increased $435,119 (44%). The Company's oil production increased from 53,620 barrels in 1997 to 106,289 barrels in 1998. This increase was partially offset by a decrease in the average oil price from $18.50 per barrel in 1997 to

$13.42 per barrel in 1998. The increased production volume is primarily attributable to the merger with HSRC, partially offset by the sale in late 1997 of the Company's interest in the Countyline Unit.

Gas sales increased 126% ($746,227), primarily due to the increase in sales volumes. Gas production increased from 324,807 mcf in 1997 to 567,869 mcf in 1998, primarily as a result of the merger and the additional production provided by the Bass Properties which were purchased March 31, 1998. This increase was coupled with higher average gas prices which increased from $1.82 in 1997 to $2.35 in 1998.

Income from equity affiliates decreased $80,839. As described above, on December 31, 1997, HSRC was merged with and into HSOG. Consequently, there is no comparable 1998 amount.

Production expenses increased $309,837, due primarily to the $236,869 increase in lease operating expenses resulting from the merger. Production taxes increased $72,968 as a result of the higher product sales described above.

Exploration costs decreased $72,235 in 1998. Dry hole costs decreased $91,442 in 1998 due to a lower incidence of dry holes. This decrease was partially offset by an increase of $19,207 in condemned and abandoned property expenses.

General and administrative expenses increased $375,972, from $281,189 in 1997 to $657,161 in 1998. The primary reason for this increase is the merger. 1998 expense also includes higher personnel costs.

Depreciation, depletion and amortization increased $408,717. This increase is directly attributable to the increase in property and equipment following the merger.

Interest expense increased $121,021 in 1998. In 1997 there were no outstanding bank loans during the second quarter. 1998 expense includes interest on the March 31, 1998 bank loan wherein the Company borrowed $6.6 million to finance the purchase of certain producing gas properties from Sid R. Bass, Inc. et al.

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

As a result of the depressed product prices, the Company has reduced its capital budget for 1998 to $2 million. During the first six months of the year the Company had capital expenditures of approximately $1.3 million and has current drilling commitments of approximately $1.5 million, extending into 1999. In addition, during the first quarter the Company acquired certain producing gas properties at a cost of $6.6 million. The Company is continuing to actively pursue other opportunities for the acquisition of producing properties whenever possible.

Product prices have remained depressed throughout the year. Despite this situation, the Company expects to finance its budgeted 1998 operations and drilling through internally generated cash flows. In addition, the Company has a $5 million line of credit available until May 1, 1999. There are currently no advances under this line.

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

          None.

Item 2.   Changes in Securities and Use of Proceeds.

          None.

Item 3.   Defaults Upon Senior Securities.

          None.

Item 4.   Submission of Matters to a Vote of Security Holders.

          The Annual Meeting of the Company's stockholders was held in the offices of the Company on June 1, 1998 for the purpose of electing two directors whose terms were expiring and considering a proposal to change the name of the Company such that the word "The" was removed from the beginning. The nominees for Director were L.W. Allegood and Larry F. Grindstaff. Both nominees proposed by management were reelected for terms expiring in 2001, with each receiving 2,845,538 votes for and 8,712 votes withheld. The continuing Directors are Chris
          K. Corcoran, Ronald O. Gutman, Joseph J. McCain, Jr., I. Wistar Morris, III and Robert C. Simpson.

          The proposal to change the Company's name was also approved by stockholders with a vote of 2,852,343 votes for the proposal, none against and 1,907 abstentions. There were no broker non-votes.

Item 5.   Other Information.

          As set forth in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders, stockholder proposals submitted pursuant to Rule 14a-8 under the Securities Exchange Act of 1934 for inclusion in the Company's proxy material for its 1999 Annual Meeting of Stockholders must be received by the Company no later than December 18, 1998. Any stockholder who intends to present a proposal at the Company's 1999 Annual Meeting of Stockholders and has not sought inclusion of the proposal in the Company's proxy materials pursuant to Rule 14a-8, must provide the Company with notice of such proposal no later than April 2, 1999.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

          The following documents are included as exhibits to this Form 10-QSB.

          Exhibit
          Number    Description

            3.1 Amended and Restated Certificate of Incorporation of the Company.

             27     Financial Data Schedule.

           (b) Reports on Form 8-K.

               A report on Form 8-K, dated March 31, 1998, was filed during the quarter ended June 30, 1998, reporting under Item 2 the Company's acquisition of certain producing gas properties from Sid R. Bass, Inc. et al. The required financial statements and pro forma financial information for such acquisition were also filed during the quarter on Form 8-K/A1, dated June 15, 1998, under Item 7.

                                   Signatures



In accordance with the requirements of the Exchange Act , the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  Home-Stake Oil & Gas Company
                                      (Registrant)


Date:  August 3, 1998             By:    /s/  Robert C. Simpson
                                      -------------------------
                                       Robert C. Simpson
                                       Chairman of the Board, C.E.O.
                                       and President


Date:  August 3, 1998             By:    /s/  Chris K. Corcoran
                                      -------------------------
                                       Chris K. Corcoran
                                       Executive Vice President,
                                       Chief Financial Officer and
                                       Corporate Secretary