Form 10QSB
period 1998-09-30
HOME STAKE OIL & GAS CO
filed 1998-11-16
CIK 882378

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                QUARTERLY REPORT
                            UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1998


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



        Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |


        The number of shares outstanding of the Registrant's common stock, all of which comprise a single class with $ .01 par value, as of November 13, 1998, the latest practicable date, was 4,295,238.

                          HOME-STAKE OIL & GAS COMPANY

                                   FORM 10-QSB
                               SEPTEMBER 30, 1998

                                TABLE OF CONTENTS

                                                                          Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Balance Sheets -
          September 30, 1998 and December 31, 1997........................  4

        Condensed Statements of Income and Retained
          Earnings - nine months ended September 30, 1998 and 1997 .......  5

        Condensed Statements of Income (Loss) and Retained
          Earnings - three months ended September 30, 1998 and 1997 ......  6

        Condensed Statements of Cash Flows -
          nine months ended September 30, 1998 and 1997 ..................  7

        Notes to Condensed Financial Statements ..........................  8

Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations ..........................................  11


PART II - OTHER INFORMATION

Item 1. Legal Proceedings ................................................  14

Item 2. Changes in Securities and Use of Proceeds ........................  14

Item 3. Defaults upon Senior Securities ..................................  14

Item 4. Submission of Matters to a Vote of Security Holders ..............  14

Item 5. Other Information ................................................  14

Item 6. Exhibits and Reports on Form 8-K .................................  14

SIGNATURES ...............................................................  15

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements.

                          HOME-STAKE OIL & GAS COMPANY
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)



                                     ASSETS

                                                  September 30,    December 31,
                                                      1998             1997
                                                      ----             ----
Current assets:
  Cash and cash equivalents...................... $     417,881    $  1,507,782
  Accounts receivable............................     1,624,855       1,730,114
  Prepaid expenses...............................       232,868         188,461
                                                  -------------    ------------
         Total current assets....................     2,275,604       3,426,357

Property and equipment, at cost:.................    48,731,939      40,624,204
    Less accumulated depreciation,
      depletion and amortization.................    17,906,668      15,613,520
                                                  -------------    ------------
         Net property and equipment..............    30,825,271      25,010,684

Other assets.....................................       236,175         246,918
                                                  -------------    ------------
                                                  $  33,337,050    $ 28,683,959
                                                  =============    ============




                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Accounts payable and accrued liabilities....... $   1,293,854    $  1,517,932
  Income taxes payable...........................             -          92,822
  Current note payable (Note 3)..................     1,320,000               -
                                                  -------------    ------------
         Total current liabilities...............     2,613,854       1,610,754

Long-term note payable (Note 3)..................     4,620,000               -

Deferred income taxes............................     5,150,397       5,207,548

Stockholders' equity:
  Preferred stock, $1 par value -
    2,000,000  shares  authorized; none issued
  Common stock,  $ .01 par value -
    12,000,000 shares authorized,
    4,517,363 shares issued......................        45,174          45,174
  Additional paid-in capital.....................    15,460,621      15,460,621
  Retained earnings..............................     6,098,080       6,359,862
                                                  -------------    ------------
                                                     22,028,666      21,865,657
  Less treasury stock, at cost - 112,140 shares..      (651,076)              -
                                                  -------------    ------------
         Total stockholders' equity..............    20,952,799      21,865,657
                                                  -------------    ------------
                                                  $  33,337,050    $ 28,683,959
                                                  =============    ============

                             See accompanying notes.

                          HOME-STAKE OIL & GAS COMPANY
                         CONDENSED STATEMENTS OF INCOME
                              AND RETAINED EARNINGS
                  Nine months ended September 30, 1998 and 1997
                                   (Unaudited)



                                                      1998             1997
                                                      ----             ----

Revenues:
  Oil and gas sales.............................. $   7,473,959    $  5,374,276
  Gain on sales of assets........................        23,342         111,073
  Income from equity affiliates..................             -         333,541
  Other income...................................       247,188         181,643
                                                  -------------    ------------
                                                      7,749,489       6,000,533

Costs and expenses:
  Production.....................................     2,481,057       1,648,867
  Exploration....................................       574,857         515,051
  General and administrative.....................     1,778,646         833,264
  Depreciation, depletion and amortization.......     2,410,359         914,248
  Interest.......................................       256,856          37,713
  Property and other taxes.......................       218,683         112,469
                                                  -------------    ------------
                                                      7,742,458       4,061,612
                                                  -------------    ------------

Income before provision for income taxes.........        29,031       1,938,921

Provision for (benefit from) income taxes:
  Current........................................        78,545         268,937
  Deferred.......................................       (57,151)        199,158
                                                  -------------    ------------
                                                         21,394         468,095
                                                  -------------    ------------
Net income.......................................         7,637       1,470,826

Retained earnings at beginning of year...........     6,359,862       4,385,862

Cash dividends ($ .08 per share - 1998,
     $ .06 per shares - 1997)....................      (269,419)       (188,482)
                                                  -------------    ------------

Retained earnings at end of period............... $   6,098,080    $  5,668,206
                                                  =============    ============
Weighted average number of
     common shares outstanding:
  Basic..........................................     4,517,877       3,396,857
                                                  =============    ============
  Diluted........................................     4,671,127        n/a
                                                  =============

Net income per common share:
  Basic..........................................         $ .00           $ .43
                                                          =====           =====
  Diluted........................................         $ .00            n/a
                                                          =====

                             See accompanying notes.

                          HOME-STAKE OIL & GAS COMPANY
                      CONDENSED STATEMENTS OF INCOME (LOSS)
                              AND RETAINED EARNINGS
                 Three months ended September 30, 1998 and 1997
                                   (Unaudited)



                                                      1998             1997
                                                      ----             ----

Revenues:
  Oil and gas sales.............................. $   2,358,282    $  1,498,282
  Gain on sales of assets........................        14,216          11,365
  Income from equity affiliates..................             -          62,402
  Other income...................................        87,760          77,876
                                                  -------------    ------------
                                                      2,460,258       1,648,925

Costs and expenses:
  Production.....................................       809,023         563,857
  Exploration....................................       421,571          97,789
  General and administrative.....................       484,916         293,331
  Depreciation, depletion and amortization.......       986,559         238,082
  Interest.......................................       124,895           1,627
  Property and other taxes.......................        95,294          25,272
                                                  -------------    ------------
                                                      2,922,258       1,219,958
                                                  -------------    ------------

Income (loss) before provision for income taxes..      (462,000)        428,967

Provision for (benefit from) income taxes:
  Current........................................       (37,815)         31,927
  Deferred.......................................       (88,118)         17,352
                                                  -------------    ------------
                                                       (125,933)         49,279
                                                  -------------    ------------
Net income (loss)................................      (336,067)        379,688

Retained earnings at beginning of period.........     6,522,871       5,351,346

Cash dividends ($ .02 per share).................       (88,724)        (62,828)
                                                  -------------    ------------

Retained earnings at end of period............... $   6,098,080    $  5,668,206
                                                  =============    ============
Weighted average number of
     common shares outstanding:
  Basic..........................................     4,503,840       3,396,857
                                                  =============    ============
  Diluted........................................     4,659,090         n/a
                                                  =============

Net income (loss) per common share:
  Basic..........................................         $(.07)          $ .11
                                                          =====           =====
  Diluted........................................         $(.07)           n/a
                                                          =====
                             See accompanying notes.

                          HOME-STAKE OIL & GAS COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                  Nine months ended September 30, 1998 and 1997
                                   (Unaudited)



                                                      1998             1997
                                                      ----             ----
Operating activities:
  Oil and gas sales, net of production taxes..... $   7,451,190    $  5,054,696
  Other..........................................       247,188         238,698
                                                  -------------    ------------
                                                      7,698,378       5,293,394

  Cash paid to suppliers and employees...........     4,196,546       2,175,858
  Interest paid..................................       256,856          37,713
  Property and other taxes.......................       218,683         112,469
  Income taxes paid..............................       284,678         337,535
                                                  -------------    ------------
                                                      4,956,763       2,663,575
                                                  -------------    ------------
    Net cash provided by operating activities....     2,741,615       2,629,819


Investing activities:
  Proceeds from sales of property and equipment..       118,453         509,539
  Acquisition of property and equipment..........    (8,975,424)     (1,465,689)
  Dividends from equity affiliate................        -               45,506
                                                  -------------    ------------
    Net cash used in investing activities........    (8,856,971)       (910,644)


Financing activities:
  Loan proceeds..................................     6,600,000               -
  Note payments..................................      (660,000)     (1,366,035)
  Purchase of treasury stock.....................      (651,076)              -
  Cash dividends paid............................      (263,469)       (189,760)
                                                  -------------    ------------
    Net cash provided by (used in)
     financing activities........................     5,025,455      (1,555,795)
                                                  -------------    ------------
Net increase (decrease) in cash
     and cash equivalents........................    (1,089,901)        168,380

Cash and cash equivalents at beginning of year...     1,507,782         626,864
                                                  -------------    ------------
Cash and cash equivalents at end of period....... $     417,881    $    790,244
                                                  =============    ============

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

Note 2 - Merger and pro forma financial information

On March 31, 1998, the Company purchased certain natural gas producing properties from Sid R. Bass, Inc. et al (the "Bass Properties") for a purchase price of approximately $6.6 million, subject to certain adjustments for operations subsequent to January 1, 1998. The third quarter 1998 condensed financial statements include the 1998 operating results of the Bass Properties. The following pro forma financial information reflects the combined historical amounts of the Company and the Bass Properties as if the acquisition had occurred on January 1, 1997:


                                                        Nine months ended
                                                        -----------------
                                                 Sept. 30, 1998  Sept. 30, 1997
                                                 --------------  --------------
Revenue........................................  $    7,945,732  $    5,296,717
Income (loss) before provision
     for income taxes..........................          (5,907)        905,707
Net income (loss)..............................          (1,554)        758,936
Basic net income per share.....................            0.00            0.22


On December 31, 1997, The Home-Stake Royalty Corporation ("HSRC") was merged with and into the Company. This transaction was accounted for by the purchase method of accounting for business combinations. The merged companies adopted the name of HSOG, which was deemed to be the purchased entity for accounting purposes since the former HSRC stockholders received approximately 61% of the merged entity's common stock. Accordingly, the condensed statement of income and retained earnings and statement of cash flows for the periods ended September 30, 1997, have been restated to reflect the historical operations of HSRC prior to the merger. The balance sheets at September 30, 1998 and December 31, 1997, reflect the assets and liabilities of the merged entities. All references to the number of shares and per share amounts reflect the historical shares of HSRC, adjusted for the 48.66 exchange ratio.

                          HOME-STAKE OIL & GAS COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 2 - Merger and pro forma financial information (continued)

Since the merger of the Company and HSRC was accounted for by the purchase method of accounting, the accompanying 1997 statement of income and retained earnings does not include any revenues or expenses of the former HSOG. Following is summarized pro forma 1997 information for the nine months and quarter ended September 30, 1997, assuming the acquisition had occurred on January 1, 1997. This pro forma information reflects the combined historical amounts for the two companies, adjusted to eliminate the income and amortization of each company related to its ownership in the other, and the increases in depreciation, depletion and amortization and income taxes related to the merger. Such pro forma information is not intended to be indicative of the actual results of operations had the transaction occurred on the date indicated.



                                                      Nine            Three
                                                     Months           Months
                                                     Ended            Ended
                                                    Sept. 30,        Sept. 30,
                                                      1997             1997
                                                      ----             ----

Revenues:
  Oil and gas sales.............................. $  10,311,422 $     2,871,030
  Gain on sales of assets........................       222,149          22,733
  Other..........................................       443,317         140,992
                                                  -------------    ------------
                                                     10,976,888       3,034,755
Costs and expenses:
  Production.....................................     3,268,797       1,110,276
  Exploration....................................       894,558         167,511
  General and administrative.....................     1,666,174         589,401
  Depreciation, depletion and amortization.......     1,949,611         613,063
  Interest.......................................       232,878          50,874
  Property and other taxes.......................       208,297          49,897
                                                  -------------    ------------
                                                      8,220,315       2,581,022
                                                  -------------    ------------
Income before income tax.........................     2,756,573         453,733
Income tax expense...............................       955,331         157,248
                                                  -------------    ------------
Net income....................................... $   1,801,242    $    296,485
                                                  =============    ============

Weighted average number of shares outstanding....     4,517,363       4,517,363
                                                  =============    ============
Basic net income per share.......................         $ .40           $ .07
                                                          =====           =====

                          HOME-STAKE OIL & GAS COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 3 - Note payable

The note payable at September 30, 1998, represents the amounts due under the Company's financing agreement which is due May 1, 2000 and provides for monthly maturities of $110,000, plus interest at bank prime less 1/2 %. In addition, the Company has a line of credit in the amount of $5,000,000 available until May 1, 1999 which provides for monthly payments of interest on the outstanding borrowings at bank prime less 1%. In connection with this line of credit, the Company pays a commitment fee of one-half of one per cent (1/2%) per annum on the unused portion of the line.

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

Results of Operations - First nine months of 1998 compared with first nine months of 1997

Net income for the nine months ended September 30 decreased $1,463,189 from $1,470,826 in 1997 to $7,637 in 1998. The principal reasons for this decrease are as follows:

Oil sales increased $440,567 (14%) in 1998. The Company's oil production increased from 167,067 barrels in 1997 to 286,651 barrels in 1998. This increase is partially offset by a decrease in the average oil price from $19.06 per barrel in 1997 to $12.65 per barrel in 1998. The increased production volume is primarily attributable to the merger with HSRC, partially offset by the sale in late 1997 of the Company's interest in the Countyline Unit.

Gas sales increased 76% ($1,627,596), primarily due to the increase in sales volumes. Gas production increased from 913,979 mcf in 1997 to 1,812,713 mcf in 1998, primarily as a result of the merger and the additional production provided by the Bass Properties which were purchased March 31, 1998. This increase however, was partially offset by lower average gas prices which decreased from $2.33 in 1997 to $2.07 in 1998.

Income from equity affiliates decreased $333,541. As described above, on December 31, 1997, HSRC was merged with and into HSOG. Consequently, there is no comparable 1998 amount.

Production expenses increased $832,190, due primarily to the $702,747 increase in lease operating expenses resulting from the merger. Production taxes increased $129,443 as a result of the higher product sales described above.

Exploration costs increased $59,806 in 1998. Dry hole costs decreased $5,775 in 1998 due to a lower incidence of dry holes. This decrease was offset by an increase in condemned and abandoned property expenses of $65,581 in 1998 resulting from the impairment of certain non-producing leases.

General and administrative expenses increased $945,382, from $833,264 in 1997 to $1,778,646 in 1998. The primary reason for this increase is the merger and higher personnel costs.

Depreciation, depletion and amortization increased $1,496,111. This increase is directly attributable to the increase in property and equipment following the merger and the acquisition of the Bass Properties on March 31, 1998.

Interest expense increased $219,143 in 1998. 1997 expense included interest attributable to certain outstanding bank debt retired during the first quarter of 1997. 1998 expense includes interest on the March 31, 1998 bank loan wherein the Company borrowed $6.6 million to finance the purchase of the Bass Properties.

Results of Operations - Third quarter 1998 compared with third quarter 1997

Net income for the third quarter decreased $715,755 from $379,688 in 1997 to a loss of $336,067 in 1998. The principal reasons for this decrease are as follows:

Oil sales increased $110,860 (12%). The Company's oil production increased from 52,719 barrels in 1997 to 93,630 barrels in 1998. This increase was partially offset by a decrease in the average oil price from $16.89 per barrel in 1997 to $10.70 per barrel in 1998. The increased production volume is primarily attributable to the merger with HSRC, partially offset by the sale in late 1997 of the Company's interest in the Countyline Unit.

Gas sales increased 117% ($712,620), primarily due to the increase in sales volumes. Gas production increased from 289,284 mcf in 1997 to 704,240 mcf in 1998, primarily as a result of the merger and the additional production provided by the Bass Properties which were purchased March 31, 1998. This increase was partially offset by lower average gas prices which decreased from $2.10 in 1997 to $1.87 in 1998.

Income from equity affiliates decreased $62,402. As described above, on December 31, 1997, HSRC was merged with and into HSOG. Consequently, there is no comparable 1998 amount.

Production expenses increased $245,166, due primarily to the $183,396 increase in lease operating expenses resulting from the merger. Production taxes increased $61,770 as a result of the higher product sales described above.

Exploration costs increased $323,782 in 1998. Dry hole costs increased $264,107 in 1998 due to a higher incidence of dry holes. In addition, condemned and abandoned property expenses increased $59,675 as a result of the impairment of certain non-producing leases.

General and administrative expenses increased $191,585, from $289,331 in 1997 to $484,916 in 1998. The primary reason for this increase is the merger. 1998 expense also includes higher personnel costs.

Depreciation, depletion and amortization increased $748,477. This increase is directly attributable to the increase in property and equipment following the merger and the acquisition of the Bass Properties on March 31, 1998.

Interest expense increased $123,268 in 1998. In 1997 there were no outstanding bank loans during the third quarter. 1998 expense includes interest on the March 31, 1998 bank loan wherein the Company borrowed $6.6 million to finance the purchase of the Bass Properties.

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

The Company's capital budget for 1998, excluding acquisitions, is $2 million. During the first nine months of the year the Company had capital expenditures of approximately $8.7 million, which includes $6.5 million associated with the acquisition of the Bass Properties. In addition, the Company has current drilling commitments for 1998 of approximately $.6 million and 1999 commitments of approximately $250,000. The Company is continuing to actively pursue other opportunities for the acquisition of producing properties whenever possible.

At its August 1998 meeting, the Company's Board of Directors approved a stock repurchase plan and authorized the acquisition of up to 300,000 shares of the Company's common stock at prevailing market prices in the open market or in privately negotiated transactions. During the third quarter, the Company acquired 112,140 shares of its common stock at a cost of $651,076 and in early October acquired an additional 109,985 shares at a cost of $549,925. These purchases were funded from available cash and an advance under the Company's line-of-credit in the amount of $625,000, which was completed in early October.

Product prices have remained depressed throughout the year. Despite this situation, the Company expects to finance its remaining 1998 operations and drilling through internally generated cash flows. In addition, the Company has a $5 million line of credit available until May 1, 1999. In October, the Company borrowed $625,000 under this line as described above.

If product prices remain at their current levels through the end of the year, it is likely that the Company will be reducing the estimated recoverable reserves on many of its properties since such estimates are based on economic conditions in existence in the period of assessment. If such revisions occur, it will have the effect of increasing the rates of amortization on the affected properties, thereby decreasing earnings through higher depreciation, depletion and amortization expenses. In addition, they may be sufficient to trigger impairment losses on certain properties. The Company will make such assessments at year-end, based on economic conditions at that time.

The Company has substantially completed the internal assessment of its "Year 2000" problem. There was no disruption of operations or business activities while addressing the situation and the Company did not incur any significant expenses in this regard. The Company is now confirming the compliance of its significant third-parties that affect the Company's business and expects this process to be completed in the first quarter of 1999. In conjunction with this third-party assessment, the Company will determine the need for a contingency plan to deal with significant non-compliance by such third-parties. Due to the nature of the Year 2000 problem, however, no assurance can be given that all issues have been or will be identified and that all third-parties that affect the Company's business will be Year 2000 compliant.

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

           Exhibit
           Number    Description

               27    Financial Data Schedule.

           (b) Reports on Form 8-K.

                 None.

                                   Signatures



In accordance with the requirements of the Exchange Act , the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            Home-Stake Oil & Gas Company
                                                (Registrant)


Date:  November 16, 1998                    By:    /s/  Robert C. Simpson
                                                 ------------------------------
                                                 Robert C. Simpson
                                                 Chairman of the Board, C.E.O.
                                                 and President


Date:  November 16, 1998                    By:    /s/  Chris K. Corcoran
                                                 ------------------------------
                                                 Chris K. Corcoran
                                                 Executive Vice President,
                                                 Chief Financial Officer and
                                                 Corporate Secretary