Form 10KSB
period 1998-12-31
HOME STAKE OIL & GAS CO
filed 1999-03-30
CIK 882378

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998


                         Commission file number 0-19766

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

        State issuer's revenues for its most recent fiscal year:     $9,989,608

        As of March 29, 1999, 4,273,827 shares of the Registrant's Common Stock were outstanding. As of March 29, 1999, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $10,727,136 based on the last reported trading price reported on the Nasdaq SmallCap Market. (Officers and directors of the Registrant, and holders of more than 10% of the outstanding common stock, are considered affiliates for purposes of this calculation.)

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 24, 1999, are incorporated by reference into Part III of this Form 10-KSB.

        Transitional Small Business Disclosure Format (Check one) Yes | | No |X|

                          HOME-STAKE OIL & GAS COMPANY

                                   FORM 10-KSB
                          YEAR ENDED DECEMBER 31, 1998

                                TABLE OF CONTENTS

                                      Page
                                     PART I

Item 1.  Description of Business...........................................   1

Item 2.  Description of Property...........................................   5

Item 3.  Legal Proceedings.................................................  10

Item 4.  Submission of Matters to a Vote of Security Holders...............  11


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters..........  11

Item 6.  Management's Discussion and Analysis..............................  12

Item 7.  Financial Statements..............................................  15

Item 8.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure............................  15

                                    PART III

Item 9.  Directors, Executive Officers and Compliance with Section 16(a)
         of the Exchange Act...............................................  16

Item 10. Executive Compensation............................................  16

Item 11. Security Ownership of Certain Beneficial Owners and Management....  16

Item 12. Certain Relationships and Related Transactions....................  16

Item 13. Exhibits and Reports on Form 8-K..................................  16

Signatures ................................................................  18

Index to Financial Statements.............................................. F-1

                                     PART I


Item 1., Description of Business, Item 2., Description of Property, and Item 6, Management's Discussion and Analysis, include certain statements which are not historical fact, but are "forward looking statements". These forward looking statements are based on current expectations, estimates, assumptions and beliefs of management; and words such as "expects", "believes", "anticipates", "intends", "plans" and similar expressions are intended to identify such forward looking statements. Home-Stake Oil & Gas Company (the "Company" or "HSOG") does not undertake to update, revise or correct forward looking information. Readers are cautioned that such forward looking statements should be read in conjunction with the Company's disclosures under the heading "Forward Looking Statements", included on page 15 hereof.

ITEM 1. DESCRIPTION OF BUSINESS

General

The Company is actively engaged in the acquisition, exploration, development and production of oil and gas properties. Its principal geographic operating areas lie within the states of Oklahoma, Montana, New Mexico and Texas.

The Company was incorporated in the State of Oklahoma in 1917. The Company's principal business activity from the date of its incorporation through the early 1950's was the acquisition and leasing of oil and gas mineral interests. Accordingly, the Company's revenues were primarily from royalty interests in oil and gas production from the mineral interests in properties leased to others. In the 1950's the Company began participating as a working interest partner in the acquisition and drilling of oil and gas properties, primarily drilled and operated by industry partners. The Company also originated and participated in the drilling of a few of its own prospects and discovered several significant oil fields in south central Kansas during the 1950's. Beginning in 1985, the Company developed an exploration staff to generate, sell and drill its own prospects. The Company now also serves as operator for 58 producing wells.

In the mid-1970's the Company revised its business strategy to pursue a program to increase its revenues generated from the ownership of working interests in oil and gas properties relative to its revenues generated from royalty interests (resulting from the ownership and leasing of oil and gas mineral interests). The Company increased its relative investment in drilling ventures developed and sold by other industry partners and in the oil and gas properties that it acquired. In 1977, the Company received approximately 70% of its revenues from royalty interests, whereas, in 1998, approximately 27% of its revenues were from royalty interests.

At December 31, 1998,  the Company had estimated  proved  reserves of 21,412,481
Mcf of natural gas and 2,994,928 barrels of oil. Natural gas reserves constituted approximately 54% of the Company's reserves based on an "oil equivalent" basis (converting each six Mcf of natural gas to a barrel of oil, representing the estimated relative energy content of oil and natural gas).

Merger

Effective December 31, 1997, The Home-Stake Royalty Corporation ("HSRC") was merged with and into the Company (the "Merger"). The Merger was accounted for as a purchase, with HSOG deemed to be the purchased entity for accounting purposes. Under the purchase method of accounting, the cost of the assets and liabilities acquired is allocated based on their fair value, with the operations of the acquired entity included with those of the acquiring entity from the date of acquisition. Accordingly, the historical tables and other information included in this report for activities during 1997 and 1996 reflect such information for HSRC and do not include historical amounts for HSOG. However, information as of December 31, 1998 and 1997 and for the year ended December 31, 1998, includes the combined amounts for HSRC and HSOG (i.e. the merged entity).

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

The FERC regulates interstate natural gas transportation rates and service conditions, which affects the marketing of gas produced by the Company, as well as the revenues received from sales of such production. Since the mid- 1980s, the FERC has issued a series of orders culminating in Order Nos. 636, 636-A and 636-B ("Order 636"), that have significantly altered the marketing and transportation of gas. Order 636 mandates a fundamental restructuring of interstate pipeline sales and transportation service, including the unbundling by interstate pipelines of the sales, transportation, storage and other components of the city-gate sales services such pipelines previously performed. One of the FERC's purposes in issuing the orders is to increase competition within all phases of the gas industry. Generally, Order 636 has eliminated or substantially reduced the interstate pipelines' traditional role as wholesalers of natural gas and has substantially increased competition and volatility in natural gas markets. While some regulatory uncertainty remains due to pending appeals of individual pipeline's implementation of Order 636, Order 636 may ultimately enhance the ability of producers such as the Company to market and transport their gas directly to end-users and local distribution companies, although it may also subject producers to greater competition and the more restrictive pipeline imbalance tolerances and greater associated penalties for violation of such tolerances.

As a result of Order 636, many interstate gas pipelines have spun-off their gathering systems, which systems for the most part are not subject to FERC jurisdiction. This action could affect the cost of gathering gas. States are reviewing whether to regulate such gathering systems. The Company is unable to predict what impact, if any, such divesting and regulation may have.

Sales of oil and natural gas liquids by the Company are not regulated and are made at market prices. The price the Company receives from the sale of these products is affected by the cost of transporting the products to market. Effective as of January 1, 1995, the FERC implemented regulations establishing an indexing system for transportation rates for most oil pipelines, which, generally, would index such rates to inflation, subject to certain conditions and limitations. These regulations could increase the cost of transporting oil and natural gas liquids by pipeline, although the most recent adjustment generally decreased rates. The Company is not able to predict with certainty what effect, if any, these regulations will have on its operations, however, the regulations may, over time, tend to increase transportation costs or reduce wellhead prices for oil and natural gas liquids.

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

Employees

At December 31, 1998, the Company employed 12 persons (currently 11) whose functions are associated with management, operations and mineral management, engineering, geology, land and gas contract administration, accounting and financial planning, and administration and data processing. The Company considers its relations with its employees to be excellent.

ITEM 2. DESCRIPTION OF PROPERTY

General

The Company owns interests in 1,525 producing properties, including both working interests and royalty interests, located in 15 states. (For further details regarding these properties, see "Producing Wells" included elsewhere herein.) The Company is engaged in leasing of its minerals as well as the exploration, production and sale of natural gas, condensate and crude oil from its properties.

The Company has an extensive ownership of nonproducing perpetual minerals located in 16 states, including North Dakota, Oklahoma, Michigan, Texas, Montana and Mississippi. Such ownership comprises 3,307 properties covering 93,067 net acres. The Company may from time-to-time participate in exploration activities on certain of these properties, but generally leases them to others, retaining a royalty interest in whatever production may be derived therefrom, thereby eliminating the risk in the exploration of such properties. At the present time, there are approximately 39 properties leased to others for such exploration comprising 1,102 net acres.

In addition, the Company owns a leasehold interest in 124 nonproducing properties comprising 11,599 net acres. These properties have varying lease terms, with most expiring in the next five years. These leasehold interests are located in nine states, including Montana, Texas and Oklahoma.

Acquisitions

During 1998, the Company purchased 18 non-operated producing gas properties from Sid R. Bass, Inc. et al (the "Bass Properties") for a purchase price of $6,685,000, adjusted for operations subsequent to January 1, 1998. This acquisition was financed under the Company's credit facility described in Financial Condition and Liquidity on page 13 hereof.

Current Activities

The Company's exploration and development activities are generally located in the states of Oklahoma (Anadarko Basin), Texas and New Mexico. In 1998, the majority of the Company's activities were conducted in the Anadarko and Permian Basins of Oklahoma, Texas and New Mexico. Most recent drilling has been developmental in nature (63% in 1998 and 80% in 1997) on both oil and gas properties. In 1998, there were nine oil wells and 15 gas wells drilled; in 1997 there were 11 oil wells and 14 gas wells drilled.

During 1999, the Company's drilling activities will continue to be primarily developmental in nature. The Company is presently committed to participate in the drilling (or completion) of ten (1.3 net) wells in 1999. The Company expects to operate one (.45 net) of these wells. In 1999, the Company has budgeted $1.2 million for drilling activities, of which approximately $500,000 has been committed. The primary area of focus during the next 12 to 18 months will continue to be developmental drilling in the Arkoma Basin of Oklahoma and the Permian Basin of New Mexico.

The Company remains active in the property acquisition market. In 1998, the Company reviewed several property sales packages and submitted bids on four of these packages, containing seven groups of properties. The Company was successful in acquiring the Bass Properties.

Drilling Activity

During the periods indicated, the Company drilled or participated in the drilling of the following exploratory and development wells:


                                         Years ended December 31,
                                         ------------------------
                                   1998             1997          1996
                                   ----             ----          ----
                                Gross   Net      Gross  Net    Gross   Net
                               -------------    ------------  ------------
Exploratory:
 Productive...................    4      .50       0     .00      1    .17
 Nonproductive................    5      .59       5     .82      2    .29
                                 --     ----      --    ----     --   ----
   Total......................    9     1.09       5     .82      3    .46
                                 ==     ====      ==    ====     ==   ====
Development:
 Productive...................   14     2.25      14     .50     13    .26
 Nonproductive................    1      .18       6     .75      3    .48
                                 --     ----      --    ----     --   ----
   Total......................   15     2.43      20    1.25     16    .74
                                 ==     ====      ==    ====     ==   ====
Total:
 Productive...................   18     2.75      14     .50     14    .43
 Nonproductive................    6      .77      11    1.57      5    .77
                                 --     ----      --    ----     --   ----
    Total.....................   24     3.52      25    2.07     19   1.20
                                 ==     ====      ==    ====     ==   ====

The above well information excludes wells in which the Company has only a royalty or mineral interest.

1997 and 1996 information are those of The Home-Stake Royalty Corporation prior to the merger, as explained on Page 1 of this Annual Report on Form 10-KSB.

At December 31, 1998, the Company was participating in the drilling of one (.12 net) well. It now appears this well will be non-commercial and be plugged (or sold as a water supply well). In addition, the Company participated in one additional recompletion (.16 net) subsequent to year-end which was completed as a producing gas well.

Operating Activities

The Company operates 51 producing wells and seven service wells located in 11 separate fields, which includes one waterflood consisting of nine producing wells and three service wells. In addition, the Company has a non-operator working interest ownership in approximately 280 other producing properties.

The Company operates wells in two fields in Dawson County, Montana. The operations in the Glendive Field consist of 12 producing wells and four saltwater disposal wells. The Gas City Field is unitized for secondary recovery operations and consists of nine producing wells and three water injection wells. Production is primarily from the Red River formation of Ordovician age in both of these fields.

Operations in the Golden Trend Field in Grady and McClain counties in Oklahoma consist of 17 producing wells completed in four formations of Pennsylvanian and Ordovician age rock.

Northwestern Oklahoma operations consist of five producing wells in the Vici Field in Ellis County. Production is from Pennsylvanian age rock.

The Company's operations in the Arkoma Basin of Eastern Oklahoma consists of five producing gas wells located in the Hartshorne South and Kinta Fields in Latimer County and the Ti North and Ashland Fields in Pittsburg County.

Another of the Company's producing fields is the West Cement Field in Caddo County, Oklahoma. At present, there is one producing well completed in the Medrano formation of Pennsylvania age rock.

The Company also operates one well in the Champmon Strawn Field in Gaines County, Texas and one well in the Eunice Dome Field in Lea County, New Mexico.

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


                            Producing Wells as of December 31, 1998
      -------------------------------------------------------------------
                                                        Gross        Net
                                                        -----       -----
      Working interests -       Oil....................   112          28
                                Gas....................   220          23
      Royalty interests -       Oil....................   709         (1)
                                Gas....................   484         (1)


     (1) The term "net wells" is not applicable to a royalty interest since the Company has no working interest in the applicable well.

Acreage

As previously noted, the Company owns an interest in 1,525 producing properties, including royalty interests in 1,193 properties (comprising approximately 27,550 net acres) and working interests in 332 properties (comprising 12,943 net acres). The following table sets forth the Company's gross and net oil and gas leasehold acreage as of December 31, 1998.


                          Acreage as of December 31, 1998
         --------------------------------------------------------------
                                                     Gross        Net
                                                     -----       -----
         Developed Acreage:
           Leasehold...........................       72,631     13,396
           Mineral.............................      297,356     29,097
         Undeveloped Acreage:
           Leasehold...........................       30,568     11,599
           Mineral.............................      635,760     93,067
                                                  ----------   --------
         Total Acreage                             1,036,315    147,159
                                                  ==========   ========

Proved Reserves

The following table reflects the proved reserves and proved developed producing reserves, the future net revenues and the present value of future net revenues from such reserves of the Company at December 31, 1998 as estimated by the Company. The quantities of the Company's proved reserves of oil and natural gas presented below, representing developed and undeveloped reserves, include only those amounts which the Company reasonably expects to recover in the future from known oil and gas reservoirs under existing economic and operating conditions. Proved developed producing reserves are limited to those quantities which are recoverable commercially from existing wells at current prices and costs, under existing regulatory practices and with existing technology. Accordingly, any changes in prices, operating and developmental costs, regulations, technology or other factors could significantly increase or decrease estimates of the Company's proved developed producing reserves. The Company's proved undeveloped reserves include only those quantities which the Company reasonably expects to recover from the drilling of new wells based on geological evidence from directly offsetting wells. The risks of recovering these reserves are higher from both geological and mechanical perspectives than the risks of recovering developed reserves. The estimates of the Company's proved reserves do not include proved undeveloped reserves attributable to the Company's royalty interests (this information is not available to the Company) or outside operated working interests (quantities are not considered material to the Company's proved reserves). Furthermore, the reserve estimates do not include reserves whose estimates of recoverability are less precise, commonly referred to as "probable" or "possible" reserves. The Company has no reserves outside the continental United States.

                Proved Oil and Gas Reserves at December 31, 1998
--------------------------------------------------------------------------------
                                                                 Present Value
                                Oil        Gas       Future Net    of Future
                              (Bbls)      (Mcf)       Revenues   Net Revenues(1)
                             ---------  ----------  ------------ ---------------

Proved reserves............. 2,994,928  21,412,481  $ 44,896,422   $ 28,999,235
Proved developed producing
   reserves................. 2,912,403  18,372,372  $ 40,251,936   $ 25,343,082

(1) Present value of future net revenues before deducting the impact of federal and state income taxes (discounted at 10%).

The future net revenues are determined by using estimated quantities of proved reserves and proved developed producing reserves and the periods in which they are expected to be developed and produced based on December 31, 1998 economic conditions. The estimated future production is priced based on the actual prices in effect at December 31, 1998. The resulting estimated future gross revenues are reduced by estimated future costs to develop and produce the proved reserves based on December 31, 1998 cost levels, but not for debt service, general and administrative expense and income taxes. For additional information concerning the discounted future net revenues to be derived from these reserves and the disclosure of the standardized measure information in accordance with the provisions of Statement of Financial Accounting Standards No. 69, see "Supplementary Information on Oil and Gas Producing Activities (unaudited)" at page F-13 herein.

The reserve data set forth in this report represents only estimates. Reserve engineering is a subjective process of estimating underground accumulations of crude oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates of different engineers may vary. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of such estimate. Accordingly, reserve estimates often differ from the quantities of crude oil and natural gas that are ultimately recovered. The meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they were based. Estimates of the Company's proved reserves have not been filed with, or included in reports to any Federal authority or agency, other than the Securities and Exchange Commission.

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


                                                  Royalty Interests
                                                  -----------------
                                           1998          1997         1996
                                      ------------  ------------  ------------

Production:
   Oil (Bbls)...............               104,536        55,014        57,137
   Gas (Mcf)................               642,773       376,703       393,114

Average Sales Prices:
   Oil (per Bbl)............                $12.14        $18.97        $20.13
   Gas (per Mcf)............                  2.04          2.52          2.12


                                                  Working Interests
                                                  -----------------
                                          1998          1997           1996
                                      ------------  ------------  ------------

Production:
   Oil (Bbls)...............               273,340       155,983       182,388
   Gas (Mcf)................             1,846,862       831,761       864,916

Average Sales Prices:
   Oil (per Bbl)............                $12.10        $18.74        $20.16
   Gas (per Mcf)............                  1.94          2.33          1.97

Average direct operating
   costs per barrel of oil
   equivalent (1)...........                 $5.22         $6.51         $9.03

(1) This item relates only to working interests since royalty owners are not liable for operating costs. Barrels of oil equivalent are determined using the ratio of six Mcf of gas to one barrel of crude oil, condensate or natural gas liquids. See Item 6., Management's Discussion and Analysis, for further discussion of these costs.

1997 and 1996 information are those of The Home-Stake Royalty Corporation prior to the merger, as explained on Page 1 of this Annual Report on Form 10-KSB.

ITEM 3. LEGAL PROCEEDINGS

The Company is involved in various minor legal actions arising in the normal course of business. In the opinion of management, the Company's liabilities, if any, in these matters will not have a material effect on the Company's financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the Company's stockholders during the fourth quarter of the fiscal year ended December 31, 1998.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of December 31, 1998, the Company had approximately 400 known holders of record of its common stock. Prior to February 12, 1998, the Company's common stock was listed in the "pink sheets" published by the National Quotation Bureau. Trades were limited and, accordingly, there was no established public trading market for the stock as defined in Item 201(a)(1) of SEC Regulation S-B. On February 12, 1998 the Company's common stock began trading on the Over-the-Counter Bulletin Board and on May 11, 1998, began trading on the Nasdaq SmallCap Market under the symbol "HSOG". The table below reflects the high and low sales prices per share for the Company's common stock as reported on either the Over-the-Counter Bulletin Board or the Nasdaq SmallCap Market for the period indicated.


                                                  1998
                                                  ----
              Quarter                      Low            High
              -------                    -------        -------
First...............................     $ 4.250        $ 6.250
Second..............................     $ 6.250        $ 8.000
Third...............................     $ 5.375        $ 6.750
Fourth..............................     $ 4.625        $ 5.750

The following table sets forth the per share amount of cash dividends declared and paid by the Company ("HSRC in 1997") on their common stock during the periods indicated (1997 restated to reflect the Merger and common stock split).


                                                 Cash Dividends
                                                Declared and Paid
                                                  Per Share of
                                                  Common Stock

      Years ended December 31,                 1998           1997
      ------------------------                ------         ------
First Quarter........................          $ .02         $  .02
Second Quarter.......................            .02            .02
Third Quarter........................            .02            .02
Fourth Quarter.......................            .02            .00

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

Results of Operations

As further described on page 1 of this Annual Report on Form 10-KSB and Note 1 to the financial statements (see page F-6), the 1997 results of operations presented herein are the historical amounts for HSRC only and do not include historical amounts for HSOG. Results of operations for 1998 reflect the activities of the merged entities.

Net operations for 1998 decreased from income of $2,162,482 in 1997 to a loss of $4,732,213 in 1998. The factors contributing to this increase are as follows:

Oil sales increased $608,820 (15%), primarily due to the increase in sales volumes. The Company's oil production increased 166,863 barrels, primarily as a result of the Merger with HSRC, partially offset by the sale in late 1997 of the Company's interest in the Countyline Unit. The average sales price per barrel decreased significantly from $18.80 in 1997 to $12.11 in 1998.

Gas sales increased 69% ($2,002,393) primarily due to the increase in sales volumes. Gas production increased 1,281,153 mcf, primarily as a result of the Merger with HSRC and the additional production provided by the Bass Properties purchased March 31, 1998. The average sales price of the Company's natural gas decreased from $2.36 per mcf in 1997 to $1.96 per mcf in 1998.

Income from equity affiliates decreased by $534,690. As described in the Notes to the Financial Statements on Page F-6 herein, HSRC was merged with and into HSOG on December 31, 1997. Consequently, there was no comparable amount for 1998.

Gains on sales of assets decreased 97% ($315,525) in 1998. The Company had two major property sales in 1997; the Alden Field properties and the Countyline Unit, which had gains of $99,600 and $194,900, respectively.

Production expenses increased 57%. Lease operating expenses increased $998,798 (67%) due primarily to the Merger with HSRC, partially offset by the decrease in expenses associated with the Countyline Unit and the Company's Montana properties. Production taxes increased $182,049 as a result of the higher oil and gas sales described above. On a pro forma basis production expenses decreased 20%.

Exploration expenses increased $572,023. This increase is a result of the incomparable reporting between 1997 and 1998 due to the Merger. On a pro forma basis, these expenses decreased 40%. Although the Company participated in a greater number of dry holes in 1998, the Company had a lower working interest in the wells drilled and a lower average cost per well. Condemned and abandoned property expenses were higher in 1998, due primarily to the abandonment of certain nonproducing leasehold costs on acreage the Company was unable to drill due to lower product prices.

General and administrative expense increased $1,093,737 (96%) in 1998. This increase was entirely related to the 1998 accounts including the costs of the Company and HSRC, whereas the 1997 expense is only that of HSRC. General and administrative expenses on a comparable pro forma basis decreased 3%.

Depreciation, depletion and amortization expense increased $3,876,228 related primarily to the Merger. 1997 expense represents amounts calculated on asset values prior to the Merger. In connection with the Merger, the carrying values of the producing properties acquired from HSOG were adjusted to reflect the fair values of the properties based on estimated discounted future net cash flows. This purchase price adjustment increased the carrying value of the producing properties in the amount of $10.1 million and was included in the 1998 calculation of depreciation, depletion and amortization. In addition, the Company's producing asset costs increased $6.6 million related to the acquisition of the Bass Properties.

The carrying value of the Company's properties are assessed for possible impairment whenever facts and circumstances indicate such amounts may not be recoverable, based on estimated future net cash flows. During 1998, prices for crude oil and natural gas decreased significantly. Although future prices are difficult to predict, the Company does not expect these depressed prices to increase significantly in the near future. Accordingly, the estimated future cash flows from producing properties decreased significantly in 1998. As a result, in 1998 the Company recorded an impairment adjustment in the carrying value of its producing oil and gas properties in the amount of $4,775,867. Future impairment adjustments may be necessary, depending on future estimated prices for crude oil and natural gas, as well as future well performance.

Interest expense increased $336,202 as a result of the Company's borrowings in 1998 to finance the acquisition of the Bass Properties on March 31, 1998.

The Company's effective tax rate varies significantly from year to year, due principally to the significant effects of statutory depletion which is largely independent of pre-tax income. In addition, in 1997 a portion of net income was attributable to income from the Company's equity investee, for which there is no corresponding income tax provision required. For additional information attributable to each of these factors, see Note 4 to the Consolidated Financial Statements on page F-10.

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

In 1998, the Company spent $2.4 million for exploration and development activities and $6.6 million on acquisitions. The Company has budgeted $1.2 million for exploration and development activities in 1999, of which approximately $500,000 has been committed.

The working capital deficit at December 31, 1998 was $900,000. Despite this deficit, the Company's working capital and internally generated cash flows from operations are expected to be sufficient to finance the Company's note payments and budgeted 1999 exploration and development activities. In addition, the Company's line of credit described below is expected to be extended into 2000.

During 1998, the Company entered into a new credit facility with its bank that provided long-term financing for the acquisition of the Bass Properties and an operating line-of-credit. The Company borrowed $6.6 million under the long-term loan that requires monthly principal payments of $110,000, plus interest at prime less 1/2%. This credit facility also provides for a revolving term line-of-credit until May 1, 1999, in the amount of $5 million, requiring monthly payments of interest at prime less 1%. This credit facility, which is expected to be extended another year, includes certain covenants which require, among other things, that the Company maintain (i) a ratio of cash flow (defined in the loan agreement to be income before income taxes plus depreciation, depletion and amortization including impairment adjustments) to current maturities on the term loan of more than 1.75 to 1.0, (ii) a ratio of total liabilities to stockholders' equity of not more than 1.0 to 1.0, and (iii) a minimum net worth of not less than $20 million. In addition, the Company's annual cash dividends are limited to the lesser of $550,000 or net income. The Company has received a waiver from the Bank permitting the payment of dividends in 1998 and allowing its minimum net worth to fall below the minimum requirement through the maturity of the loan. In connection with this line of credit, the Company pays a commitment fee of one-half of one percent (1/2%) per annum on the unused portion of the line.

In 1998, the Company's average direct operating costs per barrel of oil equivalent decreased 20% to $5.22. This decrease is primarily the result of the sale of the Countyline Unit effective July 31, 1997. In addition, repairs and maintenance costs on the Company's Montana properties were lower in 1998 due to the milder winter weather in the Spring and fewer mechanical break downs.

Average direct operating costs per barrel of oil equivalent are dependent upon several factors, including principally the nature of a company's operations. For example, gas properties are generally more economical to operate than oil properties. Likewise, oil wells in a form of primary recovery (flowing or pumping) are more economical to operate than oil wells in a form of secondary recovery, such as waterfloods. The Company has large interests in two waterfloods and one water-drive operation. These properties contributed approximately 37% of the total working interest barrels of oil equivalent production in 1998 but were responsible for approximately 63% of the direct operating costs. Excluding these waterflood properties, the Company's direct operating costs per barrel of oil equivalent in 1998 was $3.40.

The Company projects future earnings and believes it will fully realize its deferred tax assets and, accordingly, no valuation allowances have been provided. In management's opinion, the deferred tax assets will be realized as reductions in future income taxes payable or by utilizing available tax planning strategies. Uncertainties that may affect the ultimate realization of these assets include future product prices, costs and tax rates. Therefore, the Company will periodically review these factors and determine whether a valuation allowance has become necessary.

Year 2000 Readiness

The Company began addressing the impact of Year 2000 (Y2K) on its operations in mid 1997. This problem exists for certain computer systems due to the use of a two digit year in most computer software. If left unchanged, beginning on January 1, 2000, those computers would interpret the year as 1900 instead of 2000. Although the primary affects of this problem will be related to computer systems, the problem has the potential of affecting other office equipment such as copiers, facsimile machines, telephone system, postage metering equipment and any other equipment or devices which might contain date-dependent embedded computer processor chips.

The Company has already completed the modification of all in-house generated computer software to make it Y2K compliant. This includes all phases of the Company's financial and property accounting systems. Each individual computer processor has been evaluated and determined to be Y2K compliant. All office equipment including copiers, facsimile machines, phone system and postage metering equipment has also been found to be Y2K compliant.

Certain pieces of field equipment used by the Company might contain date-dependent embedded computer processors. This equipment is currently being evaluated for Y2K compliancy. To the best of the Company's knowledge, all of this equipment allows for manual operation of the electronic system in case of a power or internal system failure thus permitting the Company to bypass any problem which might occur.

The Company is in the process of requesting compliancy information from major third-party suppliers, field equipment manufacturers and other companies from whom it receives revenues. All third party vendor responses to-date have indicated that they anticipate total compliance of all critical systems prior to the end of the year. As for those vendors who have not yet responded, the Company has requested that they respond prior to the end of the second quarter of 1999.

All Y2K compliance modifications and confirmations have been or will be done by existing Company personnel in the ordinary performance of their duties, without incurring the expense of outside consultants or additional employees. The Company is unable to estimate its internal costs associated with its Y2K readiness efforts.

The Company's contingency plans include the complete backup of all computer systems and data at December 31, 1999 and the possibility of manual over-rides of any affected field operations. Services of any major outside third-party that indicates expected non-compliance at year-end will be moved to compliant service providers wherever possible.

The Company believes the most likely worst-case scenario would involve limited failures by third party vendors and is making every effort to ensure compliance with third party vendors. The Company does not expect any significant disruption in its operations or business activities. However, the Company's operations are part of an industry that is heavily dependent on an interconnected network of companies and transportation facilities that are beyond the control of the Company and which could be adversely affected by Y2K problems. In a recent survey by the oil and gas working group of the President's Council on Year 2000 Conversion, 94% of the 1,000 responding companies reported that they would be Y2K ready by September 30, 1999. Given the nature of the Company's activities and reliance on outside third-parties, the Company cannot guarantee that some Y2K problems will not arise. If Y2K problems do arise, there is no assurance that such problems might not have a material adverse impact on the Company's financial condition or results of operations.

The above information is designated as "Year 2000 Readiness Disclosure" pursuant to the Year 2000 Information and Readiness Disclosure Act, Public Law No. 105-271, 1998. The Year 2000 Readiness Disclosure Act does not insulate the Company from liability under the Federal securities laws with respect to disclosures relating to Y2K information.

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

Forward Looking Statements

Certain statements included in this report which are not historical facts are "forward looking statements", including statements with respect to oil and gas reserves, the number and location of wells to be drilled, future capital expenditures (including the amount and nature thereof), anticipated date of repayment of bank debt, extension of existing line of credit, Y2K readiness and other such matters. These forward looking statements are based on current expectations, estimates, assumptions and beliefs of management; and words such as "expects", "believes", "anticipates", "intends", "plans" and similar expressions are intended to identify such forward looking statements. These forward looking statements involve risks and uncertainties, including, but not limited to: dependence upon the prices for oil and natural gas which prices are subject to significant fluctuations in response to relatively minor changes in supply and demand for such products, market uncertainty, political conditions in oil producing regions, domestic and foreign government regulations, the price and availability of alternative fuels and a variety of other factors; competition in the acquisition of oil and gas properties and the development, production and marketing of oil and natural gas; operating hazards typically associated with the exploration, development, production and transportation of oil and natural gas; federal, state and local laws relating to the exploration, development, production and marketing of oil and natural gas, including environmental and safety matters; changes in laws and regulations; and other factors, most of which are beyond the control of the Company. Accordingly, actual results and developments may differ materially from those expressed in the forward looking statements.

ITEM 7. FINANCIAL STATEMENTS

The annual financial statements required by this Item begin at page F-1 following page 18 hereof.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by this Item is incorporated by reference from sections of the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders (the "Proxy Statement") entitled "Election of Directors", "Executive Officers of the Company" and "Section 16(a) Beneficial Ownership Reporting Compliance".

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

Exhibit
Number        Description

  2.1 Purchase and Sale Agreement between Sid R. Bass, Inc. et al and the Company, effective as of January 1, 1998 (filed as Exhibit 2 to the Company's Current Report on Form 8-K, dated March 31, 1998).

  3.1 Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998).

  3.2 Bylaws of the Company, as amended (filed as Exhibit 3.2 to the Company's Annual Report on Form 10-KSB for the year ended December 31,
          1997).

Exhibit
Number        Description


  4.1 Rights Agreement and Indenture dated as of May 2, 1994, between the Company and The Fourth National Bank of Tulsa (now known as NationsBank, N.A.) (filed as Exhibit 4.1 to the Company's Registration Statement on Form 10, Registration No. 0-19766)


*10.1 Amended and Restated Home-Stake Oil & Gas Company Key Employee Incentive Bonus Plan (filed as Exhibit 10.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997).


*10.2 Amended and Restated Employment Agreement by and between Robert C. Simpson and the Company dated February 5, 1998 (filed as Exhibit 10.2 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997).

*10.3 Amended and Restated Home-Stake Oil & Gas Company Change in Control Severance Pay Plan (filed as Exhibit 10.3 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997).

*10.4     Home-Stake  Oil & Gas  Company  1997  Incentive  Stock Plan  (filed as
          Exhibit 10.4 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997).

*10.5 Form of Indemnity Agreement between the Company and each Director, dated May 14, 1996 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996).

 10.6 Amended and Restated Loan Agreement dated March 31, 1998 between the Company and NationsBank, N.A. (filed as Exhibit 10 to the Company's Current Report on Form 8-K, dated March 31, 1998).

   27     Financial Data Schedule.


         * Management contract or compensatory plan or arrangement.

     (b) Reports on Form 8-K:

     No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 1998.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             HOME-STAKE OIL & GAS COMPANY

Date:    March 29, 1999                  By:  /s/ Robert C. Simpson
                                             ---------------------------------
                                              Robert C. Simpson
                                              Chairman of the Board,
                                              Chief Executive Officer
                                              and President

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

       Signature                        Title                         Date
       ---------                        -----                         ----

 /s/ Robert C. Simpson         Director, Chairman of the Board    March 29, 1999
------------------------------ Chief Executive Officer and
Robert C. Simpson              President
                               (Principal Executive Officer)


 /s/ Chris K. Corcoran         Director, Executive Vice           March 29, 1999
------------------------------ President, and Chief
Chris K. Corcoran              Financial Officer
                               (Principal Financial and
                               Accounting Officer)


 /s/ L.W. Allegood             Director                           March 29, 1999
------------------------------
L.W. Allegood

 /s/ Larry F. Grindstaff       Director                           March 29, 1999
------------------------------
Larry F. Grindstaff

 /s/ Ronald O. Gutman          Director                           March 29, 1999
------------------------------
Ronald O. Gutman

 /s/ Joseph J. McCain, Jr.     Director                           March 29, 1999
------------------------------
Joseph J. McCain, Jr.

 /s/ I. Wistar Morris, III     Director                           March 29, 1999
------------------------------
I. Wistar Morris, III

                          HOME-STAKE OIL & GAS COMPANY

                          INDEX TO FINANCIAL STATEMENTS



Covered by Report of Independent Auditors

Report of Independent Auditors......................................        F-2
Balance Sheets as of December 31, 1998 and 1997.....................        F-3
Statements of Operations and Retained Earnings for the years
  ended December 31, 1998 and 1997..................................        F-4
Statements of Cash Flows for the years ended
  December 31, 1998 and 1997........................................        F-5
Notes to Financial Statements.......................................        F-6


Not Covered by Report of Independent Auditors

Note 8 - Quarterly Results of Operations (unaudited)................       F-12
Supplementary Information on Oil and Gas Producing Activities for
  the years ended December 31, 1998 and 1997 (unaudited)............       F-13

                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Stockholders
Home-Stake Oil & Gas Company

We have audited the accompanying financial statements of Home-Stake Oil & Gas Company listed in the accompanying index to financial statements (Item 7). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements listed in the accompanying index to financial statements (Item 7) present fairly, in all material respects, the financial position of Home-Stake Oil & Gas Company at December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                               ERNST & YOUNG LLP

Tulsa, Oklahoma
March 22, 1999

                          HOME-STAKE OIL & GAS COMPANY
                                 BALANCE SHEETS
                           December 31, 1998 and 1997


                                     ASSETS

                                                         1998           1997
                                                         ----           ----
Current assets:
  Cash and cash equivalents......................... $    212,031  $  1,507,782
  Accounts receivable...............................    1,476,995     1,730,114
  Prepaid expenses..................................      238,253       188,461
                                                     ------------  ------------
         Total current assets.......................    1,927,279     3,426,357

Property and equipment, at cost:
  Producing oil and gas leases (working interests)..   37,054,044    29,138,034
  Producing oil and gas royalties...................    9,006,126     9,075,949
  Nonproducing oil and gas properties...............    1,494,000     1,841,049
  Office equipment and other........................      526,176       569,172
                                                     ------------  ------------
                                                       48,080,346    40,624,204
  Less accumulated depreciation,
     depletion and amortization.....................   24,727,189    15,613,520
                                                     ------------  ------------
         Net property and equipment.................   23,353,157    25,010,684

Other assets........................................      237,781       246,918
                                                     ------------  ------------
                                                     $ 25,518,217  $ 28,683,959
                                                     ============  ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities.......... $    897,720  $  1,517,932
  Income taxes payable..............................            -        92,822
  Current notes payable (Note 3)....................    1,945,000             -
                                                     ------------  ------------
         Total current liabilities..................    2,842,720     1,610,754
Long-term notes payable (Note 3)....................    4,290,000             -
Deferred income taxes (Note 4)......................    2,914,813     5,207,548

Stockholders' equity (Note 7):
  Preferred  stock,  $1 par value -
     2,000,000  shares  authorized;  none issued
  Common stock, $ .01 par value -
     12,000,000 shares authorized,
     4,517,363 shares issued........................       45,174        45,174
  Additional paid-in capital........................   15,460,621    15,460,621
  Retained earnings.................................    1,272,945     6,359,862
                                                     ------------  ------------
                                                       16,778,740    21,865,657
  Less treasury stock, at cost - 243,536 shares.....   (1,308,056)            -
                                                     ------------  ------------
         Total stockholders' equity.................   15,470,684    21,865,657
                                                     ------------  ------------
                                                     $ 25,518,217  $ 28,683,959
                                                     ============  ============

                             See accompanying notes.

                          HOME-STAKE OIL & GAS COMPANY
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                     Years ended December 31, 1998 and 1997




                                                         1998           1997
                                                         ----           ----
Revenues:
     Oil and gas sales.............................. $  9,565,933  $  6,931,498
     Income from equity affiliates..................            -       534,690
     Gain on sales of assets........................        9,947       325,472
     Other income...................................      413,728       278,858
                                                     -----------   ------------
                                                        9,989,608     8,070,518
Costs and expenses:
     Production.....................................    3,234,996     2,054,149
     Exploration....................................    1,362,540       790,517
     General and administrative.....................    2,237,185     1,143,448
     Depreciation, depletion and amortization.......    4,891,694     1,015,466
     Impairment of producing oil and gas properties.    4,775,867             -
     Interest.......................................      375,800        39,598
     Property and other taxes.......................      262,438       126,567
                                                     ------------  ------------
                                                       17,140,520     5,169,745
Income (loss) before provision for income taxes.....   (7,150,912)    2,900,773

Provision for (benefit from) income taxes (Note 4):
     Current........................................     (125,964)      448,214
     Deferred.......................................   (2,292,735)      290,077
                                                     ------------  ------------
                                                       (2,418,699)      738,291
                                                     ------------  ------------
Net income (loss)...................................   (4,732,213)    2,162,482

Retained earnings at beginning of year..............    6,359,862     4,385,862

Cash dividends ($ .08 per share - 1998,
                $ .06 per share - 1997).............     (354,704)     (188,482)
                                                     ------------  ------------

Retained earnings at end of year.................... $  1,272,945  $  6,359,862
                                                     ============  ============

Weighted average number of shares outstanding.......    4,460,891     3,396,857
                                                     ============  ============

Net income (loss) per common share -
     basic and diluted..............................       $(1.06)        $ .64
                                                           ======         =====

                             See accompanying notes.

1997 amounts are those of The Home-Stake Royalty Corporation prior to the merger, as explained in Note 1 Merger (Page F-6). See Note 2 (Page F-9) for comparable pro forma amounts for 1997.

                          HOME-STAKE OIL & GAS COMPANY
                            STATEMENTS OF CASH FLOWS
                     Years ended December 31, 1998 and 1997


                                                         1998          1997
                                                         ----          ----
Operating activities:
  Oil and gas sales, net of production taxes........ $  9,562,002  $  6,439,737
  Other.............................................      413,728       353,284
                                                     ------------  ------------
                                                        9,975,730     6,793,021

  Cash paid to suppliers and employees..............    5,504,398     3,964,129
  Interest paid.....................................      375,800        39,598
  Property and other taxes..........................      262,438       126,567
  Income taxes paid.................................      265,945       389,982
                                                     ------------  ------------
                                                        6,408,581     4,520,276
    Net cash provided by operating activities.......    3,567,149     2,272,745

Investing activities:
  Proceeds from sales of property and equipment.....      100,002     1,718,211
  Acquisition of property and equipment.............   (9,540,604)   (1,903,505)
  Dividends from equity affiliate...................            -        60,674
                                                     ------------  ------------
    Net cash used in investing activities...........   (9,440,602)     (124,620)

Financing activities:
  Proceeds from notes payable.......................    7,225,000             -
  Note payments.....................................     (990,000)   (1,366,035)
  Purchase of treasury stock........................   (1,308,056)            -
  Cash dividends paid...............................     (349,242)     (262,563)
                                                     ------------  ------------
    Net cash provided by (used in)
          financing activities......................    4,577,702    (1,628,598)
                                                     ------------  ------------
Net increase (decrease) in cash.....................   (1,295,751)      519,527
Cash acquired in merger.............................            -       361,391
Cash and cash equivalents at beginning of year......    1,507,782       626,864
                                                     ------------  ------------
Cash and cash equivalents at end of year............ $    212,031  $  1,507,782
                                                     ============  ============

Reconciliation of net income (loss) to net cas
    provided by operating activities:
Net income (loss)................................... $ (4,732,213) $  2,162,482
Reconciling adjustments:
  Depreciation, depletion and
     amortization and impairment....................    9,667,561     1,015,466
  Gain on sales of assets...........................       (9,947)     (325,472)
  Income from equity affiliates.....................            -      (534,690)
  Dry hole costs and condemned and
     abandoned properties...........................    1,362,540       790,517
  Deferred income taxes.............................   (2,292,735)      290,077
  Changes in other assets and liabilities:
    Accounts receivable.............................      (96,273)     (875,831)
    Prepaid expenses and other assets...............      (40,655)       18,629
    Accounts payable................................     (198,288)     (317,723)
    Other liabilities...............................      (92,841)       49,290
                                                     ------------  ------------
Net cash provided by operating activities........... $  3,567,149  $  2,272,745
                                                     ============  ============

                             See accompanying notes.

1997 amounts are those of The Home-Stake Royalty Corporation prior to the merger, as explained in Note 1 Merger (Page F-6).

                          HOME-STAKE OIL & GAS COMPANY
                          NOTES TO FINANCIAL STATEMENTS

Description of business

Home-Stake Oil & Gas Company ("HSOG" or the "Company") is an "independent oil and gas producer" actively engaged in the acquisition, exploration, development and production of oil and gas properties. Oil and gas exploration and production activities are subject to numerous risks inherent in the business. These include the volatility of oil and gas prices, environmental concerns and governmental regulations, general business risks and hazards involving the acquisition and operation of oil and gas properties, the ability to continue to find new reserves to replace those being depleted and the highly competitive nature of the business. Its principal geographic operating areas lie within the states of Oklahoma, Montana, New Mexico and Texas.

Note 1 - Summary of significant accounting policies

Merger

On December 31, 1997, The Home-Stake Royalty Corporation ("HSRC") was merged with and into the Company. This transaction was accounted for by the purchase method of accounting for business combinations. The merged companies adopted the name of HSOG, which was deemed to be the purchased entity for accounting purposes since the former HSRC stockholders received approximately 61% of the merged entity's common stock. Accordingly, the statement of operations and retained earnings and statement of cash flows for the year ended December 31, 1997, reflect the historical operations of HSRC prior to the merger. The balance sheets at December 31, 1998 and 1997, reflect the assets and liabilities of the merged entity.

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

One of the most significant estimates made by the Company involves its oil and gas reserves. The Company amortizes its costs of producing properties on the unit-of-production method over the estimated remaining reserves of the Company. Since estimates of remaining oil and gas reserves are highly subjective and subject to constantly changing conditions, most of which are beyond the control of the Company, it is reasonably possible that the Company's estimates will change over time, affecting the rates of amortization. In addition, in assessing whether any impairment to the carrying values of producing properties has occurred, similar estimates of oil and gas reserves are used. Consequently impairment adjustments to the carrying values are reasonably possible.

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

Credit risks

The Company sells its oil and gas production directly or indirectly to numerous oil refiners and pipeline companies without collateral. In addition, the Company has numerous working interest owners to whom it grants credit on wells in which it serves as operator. Substantially all of these owners are industry partners or individuals who invest in oil and gas drilling ventures. The Company believes its credit risks are limited due to the nature of its business and partner base and has not incurred any significant losses in connection therewith.

Environmental costs

Environmental liabilities, which historically have not been material, are recognized when it is probable that a loss has been incurred and the amount of that loss is reasonably estimable. Environmental liabilities, when accrued, are based upon estimates of expected future costs without discounting. At December 31, 1998 there are no such costs accrued.

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

Impairment of producing properties is measured based on their discounted estimated future net cash flows and is included in accumulated depreciation, depletion and amortization, when required. As a result of the significant decreases in the average prices of crude oil and natural gas during 1998, the Company's estimated future net cash flows were reduced, resulting in an impairment charge of $4,775,867 in 1998.

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

                          HOME-STAKE OIL & GAS COMPANY
                   NOTES TO FINANCIAL STATEMENTS - (Continued)

Note 1 - Summary of significant accounting policies (continued)

Oil and gas sales

The Company sells most of its crude oil and natural gas concurrent with production and does not store significant volumes for future sales. Revenue is recognized on the "sales method" when oil and gas are sold. Under this method, the Company may "sell" more or less than its proportionate share of gas production in a given period, creating an imbalance position. However, an asset or liability is recorded only to the extent that the Company's imbalance position in a property cannot be recouped from remaining reserves. The Company's net imbalance positions at December 31, 1998 and 1997 were not material.

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

Net income (loss) per share

Basic net income (loss) per share is based on the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share includes the dilutive effect of stock options.

                          HOME-STAKE OIL & GAS COMPANY
                   NOTES TO FINANCIAL STATEMENTS - (Continued)

Note 2 - Pro Forma Financial Information (unaudited)

Since the merger of the Company and HSRC was accounted for by the purchase method of accounting, the accompanying 1997 statement of income and retained earnings does not include any revenues or expenses of the former HSOG. Following is summarized pro forma 1997 information, assuming the acquisition had occurred on January 1, 1997. This pro forma information reflects the combined historical amounts for the two companies, adjusted to eliminate the income and amortization of each company related to its ownership in the other, and the increases in depreciation, depletion and amortization and income taxes related to the merger.


        Revenues:
          Oil and gas sales................................. $ 13,344,522
          Other.............................................    1,303,239
                                                             ------------
                                                               14,647,761
        Costs and expenses:
          Production........................................    4,044,742
          Exploration.......................................    1,351,996
          General and administrative expense................    2,289,280
          Depreciation, depletion and amortization..........    2,552,615
          Interest expense..................................      276,139
          Property and other taxes..........................      231,957
                                                             ------------
                                                               10,746,729
        Income before income tax............................    3,901,032
        Income tax expense..................................    1,351,961
                                                             ------------
        Net income.......................................... $  2,549,071
                                                             ============

        Weighted average number of shares outstanding.......    4,517,363
                                                                =========
        Basic net income per share..........................        $ .56
                                                                    =====

Note 3 - Notes payable

Notes payable at December 31, 1998 consisted of the following balances:


        Bank note due May 1, 2000, requiring monthly
             principal payments of $110,000, plus
             interest at prime less1/2% (7 1/4% at
             December 31, 1998)............................. $  5,610,000
        Bank note due May 1, 1999, requiring monthly
             payments of interest at prime less 1%
             (6 3/4% at December 31, 1998) .................      625,000
                                                             ------------
                                                                6,235,000
        Less current portion................................    1,945,000
                                                             ------------
                                                             $  4,290,000
                                                             ============

                          HOME-STAKE OIL & GAS COMPANY
                   NOTES TO FINANCIAL STATEMENTS - (Continued)

Note 3 - Notes payable (continued)

During 1998, the Company entered into a new credit facility with its bank that provided long-term financing for the acquisition of properties and an operating line-of-credit. The Company borrowed $6.6 million under the long-term loan that requires monthly principal payments of $110,000, plus interest at prime less 1/2%. This credit facility also provides for a revolving term line-of-credit until May 1, 1999, in the amount of $5 million, requiring monthly payments of interest at prime less 1%. At December 31, 1998, the Company had $625,000 borrowed under this line of credit. In connection with this line-of-credit, the Company pays a commitment fee of one-half of one percent (1/2%) per annum on the unused portion of the line.

The Company's credit facilities include certain loan covenants which require, among other things, that the Company maintain certain financial ratios and minimum net worth requirements. These facilities also limit annual cash dividends to the lesser of $550,000 or net income. The Company received a waiver from the bank permitting the payment of dividends in 1998 and allowing its minimum net worth to fall below the minimum requirement through the maturity of the loan.

Note 4 - Income taxes

Deferred income taxes represent the net tax effects associated with temporary differences in the net book values of certain assets and liabilities for financial reporting and income tax purposes. Significant components of the Company's deferred income tax liabilities and assets at December 31, are as follows:


                                                         1998          1997
                                                         ----          ----
Deferred tax liabilities:
  Intangible drilling costs......................... $  1,520,505  $  1,867,311
  Excess of tax over book depreciation..............      297,864       705,219
  Leasehold costs...................................    1,558,630     2,934,635
                                                     ------------  ------------
                                                        3,376,999     5,507,165
Deferred tax assets:
  Alternative minimum tax credit carryforwards......      281,756       241,611
  Statutory depletion carryforwards.................      138,610             -
  Deferred compensation accrual.....................        9,778        19,556
  Other (net).......................................       32,042        38,450
                                                     ------------  ------------
                                                          462,186       299,617
                                                     ------------  ------------
Net deferred tax liability.......................... $  2,914,813  $  5,207,548
                                                     ============  ============

The reconciliation of the income tax provision to the "expected" provision computed at the statutory federal income tax rate is as follows:


                                                         1998          1997
                                                         ----          ----

Computed "expected" provision (benefit)..............$ (2,431,310) $    986,263
Excess statutory depletion...........................    (149,363)     (188,966)
Income from equity affiliates........................           -      (181,795)
Other................................................     161,974       122,789
                                                     ------------  ------------
Provision for (benefit from) income taxes............$ (2,418,699) $    738,291
                                                     ============  ============

At December 31, 1998, the Company had nonexpiring alternative minimum tax credit carryforwards of approximately $282,000 and statutory depletion carryforwards of approximately $407,700, both available to reduce future federal income taxes, the benefits of which have been recognized in these financial statements.

                          HOME-STAKE OIL & GAS COMPANY
                   NOTES TO FINANCIAL STATEMENTS - (Continued)

Note 5 - Benefit plans

The Company has a 401(k) Profit Sharing Plan covering substantially all the Company's employees that have completed one year of service and provides for a mandatory Company contribution equal to 3% of the employee's compensation and an additional matching Company contribution of up to 3%. Company contributions to the Plan were $51,496 and $24,322 in 1998 and 1997, respectively.

Note 6 - Commitments and contingencies

The Company has a non-cancelable operating lease covering its office space through December 31, 1999. This lease provides for annual rental payments of $125,592, subject to an annual expense adjustment.

The Company is involved in various legal actions arising in the normal course of business. In the opinion of management and legal counsel, the Company's liabilities, if any, in these matters will not have a material effect on the Company's financial position, results of operations or cash flows.

Note 7 - Stockholders' Equity

Common Stock

The Company's Certificate of Incorporation authorizes the issuance of up to 12,000,000 shares of common stock, $.01 per share.

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

On February 12, 1998, the Board of Directors granted qualified stock options in varying amounts to all employees totaling 155,250 shares. Such options vest over a 5-year period, have an option price of $4.50 per share and expire 10 years after the date of grant. Options for 24,000 of these shares were forfeited in November, 1998. In addition, there were non-qualified options issued to all outside directors in the aggregate amount of 100,000 shares that are exercisable immediately, at an option price of $4.50 per share. Directors' options expire 5 years after the date of grant. At December 31, 1998, options to purchase 105,250 shares were exercisable. There were no options exercised in 1998.

The Company follows the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", in accounting for the Stock Plan. Accordingly, since the exercise price of stock options are equal to the market price of the common stock at the date of grant, no compensation expense is recorded. Had the fair value provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" been applied, the Company's net loss and loss per share in 1998 would not have been materially different from the amounts reported in the Statement of Operations.

                          HOME-STAKE OIL & GAS COMPANY
                   NOTES TO FINANCIAL STATEMENTS - (Continued)

Note 7 - Stockholders' Equity (continued)

Shareholder Rights Plan

The Company has a Shareholder Rights Plan and has distributed to its shareholders one "Right" for each outstanding share of common stock. Each Right entitles the holder to purchase one-tenth of an additional share of common stock from the Company and acquire a note payable from the Company to the holder or, under certain circumstances, purchase the stock of an acquiring company. Upon the occurrence of certain specified events related to a change in control of the Company, each holder of a Right (other than a potential acquirer) will have the right to acquire, upon exercise, shares of the Company's common stock at one-half of the then current market price. The Rights expire January 1, 2000 and are exercisable only if a person or group acquires 15% or more of the Company's common stock or commences a tender offer that would result in a person or group acquiring 15% or more of the Company's common stock. The Rights are redeemable in whole, but not in part, at a price of $.01 per Right, payable in cash or stock.

Note 8 - Quarterly Results of Operations (unaudited)

                                              1998 Quarter ended
                                              ------------------
                              March 31     June 30      Sept. 30      Dec. 31
                              --------     -------      --------      -------
Revenues.....................$ 2,420,907  $ 2,868,324  $ 2,460,258  $ 2,240,119
Costs and expenses (1).......  2,302,670    2,495,530    2,922,258    9,420,062
                             -----------  -----------  -----------  -----------
Income (loss) before
  provision for income taxes.    118,237      372,794     (462,000)  (7,179,943)
Provision for (benefit from)
  income taxes...............     28,614      118,713     (125,933)  (2,440,093)
                             -----------  -----------  -----------  -----------
Net income (loss)............$    89,623  $   254,081  $  (336,067) $(4,739,850)
                             ===========  ===========  ===========  ===========

Basic income (loss)
  per share (2)..............      $ .02        $ .06      $  (.07)     $ (1.10)
                                   =====        =====      =======      =======
Diluted income (loss)
  per share (2)..............      $ .02        $ .05      $  (.07)     $ (1.10)
                                   =====        =====      =======      =======


                                              1997 Quarter ended (3)
                                              ----------------------
                              March 31     June 30      Sept. 30      Dec. 31
                              --------     -------      --------      -------
Revenues.....................$ 2,609,789  $ 1,741,819  $ 1,648,925  $ 2,069,985
Costs and expenses...........  1,507,249    1,334,405    1,219,958    1,108,133
                             -----------  -----------  -----------  -----------
Income before provision for
  income taxes...............  1,102,540      407,414      428,967      961,852
Provision for income taxes...    335,071       83,745       49,279      270,196
                             -----------  -----------  -----------  -----------
Net income...................$   767,469  $   323,669  $   379,688  $   691,656
                             ===========  ===========  ===========  ===========

Basic and diluted
  income per share...........      $ .23        $ .10        $ .11        $ .20
                                   =====        =====        =====        =====

(1) Fourth quarter 1998 costs and expenses includes a charge of $4,775,867 related to the impairment in the carrying value of certain producing properties. In addition, depreciation, depletion and amortization increased approximately $1,500,000 as a result of the fourth quarter reduction in the estimates of oil and gas reserves.

(2) The sum of the net income (loss) per share for the four quarters may not equal total net income (loss) for the year due to changes in the average number of shares outstanding during the year.

(3) See Note 1 (Merger) and Note 2 regarding the comparability of the 1998 and 1997 amounts presented on this page.

                          HOME-STAKE OIL & GAS COMPANY
    SUPPLEMENTARY INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES (unaudited)


Estimated quantities of proved oil and gas reserves

Changes in estimated proved oil and gas reserve quantities are summarized as follows:


                                             1998                 1997
                                            ------               ------
                                       Oil        Gas        Oil        Gas
                                      (Bbls)     (Mcf)      (Bbls)     (Mcf)
                                      ------     -----      ------     -----
Proved developed and undeveloped:
   Beginning of year............... 4,470,192  18,540,196  2,432,711  8,835,929
   Revisions of previous estimates.(1,231,355)   (228,628)   187,009  1,625,539
   Purchases of reserves in-place..   122,765   4,718,680        894      2,896
   Extensions, discoveries and
     other additions...............    11,202     872,003     42,710    542,950
   Added by merger.................         -           -  2,226,892  8,973,426
   Sales of reserves in-place......         -           -   (209,027)  (232,080)
   Production......................  (377,876) (2,489,770)  (210,997)(1,208,464)
                                    ---------  ---------- ---------- ----------
   End of year..................... 2,994,928  21,412,481  4,470,192 18,540,196
                                    =========  ========== ========== ==========
Proved developed producing:
  Beginning of year................ 4,386,132  15,902,988  2,380,522  7,369,964
                                    =========  ========== ========== ==========
  End of year...................... 2,912,403  18,372,372  4,386,132 15,902,988
                                    =========  ========== ========== ==========

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

                          HOME-STAKE OIL & GAS COMPANY
    SUPPLEMENTARY INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES (unaudited)



                                                         1998           1997
                                                         ----           ----
Future net cash flows:
  Oil and gas sales..................................$ 70,149,666  $130,251,202
  Lease operating expenses........................... (19,006,610)  (39,352,926)
  Production taxes...................................  (5,629,857)   (9,916,302)
  Development costs..................................    (616,777)     (646,142)
  Income taxes....................................... (11,486,053)  (20,500,870)
                                                     ------------  ------------
                                                       33,410,369    59,834,962
     Less discount to present
          value at 10% rate.......................... (11,673,440)  (26,643,527)
                                                     ------------  ------------
Standardized measure of discounted
          future net cash flows......................$ 21,736,929  $ 33,191,435
                                                     ============  ============

The following information summarizes the principal changes in the standardized measure of discounted future net cash flows.


                                                         1998          1997
                                                         ----          ----
Beginning of year....................................$ 33,191,435  $ 20,992,095
Sales of oil and gas, net of production costs........  (6,233,288)   (4,802,923)
Net changes in prices and production costs........... (12,766,121)   (4,410,247)
Extensions and discoveries...........................     705,777       772,995
Purchases of reserves-in-place.......................   4,301,677         8,314
Added by merger......................................           -    16,198,548
Sales of reserves-in-place...........................           -    (1,530,374)
Revisions of previous quantity estimates.............  (5,733,382)    2,686,262
Net change in income taxes...........................   4,082,167     1,638,638
Other (net)..........................................     869,520      (461,083)
Accretion of discount................................   3,319,144     2,099,210
                                                     ------------  ------------
End of year..........................................$ 21,736,929  $ 33,191,435
                                                     ============  ============

                          HOME-STAKE OIL & GAS COMPANY
    SUPPLEMENTARY INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES (unaudited)

Costs incurred

Costs incurred in oil and gas producing activities include:


                                                         1998          1997
                                                         ----          ----

Acquisition costs - proved properties................$  6,442,989  $      3,486
Acquisition costs - unproved properties..............     360,186       646,496
Exploration costs....................................     604,095       432,250
Development costs....................................   2,016,424       837,628
                                                     ------------  ------------
                                                     $  9,423,694  $  1,919,860
                                                     ============  ============

Acquisition costs for proved and unproved properties related to the merger at December 31, 1997 were $16,389,405 and $823,817, respectively.