Form 10QSB
period 1999-03-31
HOME STAKE OIL & GAS CO
filed 1999-05-14
CIK 882378

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                QUARTERLY REPORT
                            UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1999


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



        Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |


        The number of shares outstanding of the Registrant's common stock, all of which comprise a single class with $ .01 par value, as of May 14, 1999, the latest practicable date, was 4,273,827.

                          HOME-STAKE OIL & GAS COMPANY

                                   FORM 10-QSB
                                 MARCH 31, 1999

                                TABLE OF CONTENTS

                                                                       Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Balance Sheets - March 31, 1999 and
          December 31, 1998.........................................     4

        Condensed Statements of Income and Retained
          Earnings - three months ended March 31, 1999 and 1998 ....     5

        Condensed Statements of Cash Flows - three months ended
          March 31, 1999 and 1998 ..................................     6

        Notes to Condensed Financial Statements ....................     7

Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations ............     9


PART II - OTHER INFORMATION

Item 1. Legal Proceedings ..........................................    12

Item 2. Changes in Securities and Use of Proceeds ..................    12

Item 3. Defaults upon Senior Securities ............................    12

Item 4. Submission of Matters to a Vote of Security Holders ........    12

Item 5. Other Information ..........................................    12

Item 6. Exhibits and Reports on Form 8-K ...........................    12

SIGNATURES .........................................................    13

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements.

                          HOME-STAKE OIL & GAS COMPANY
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)



                                     ASSETS

                                                      March 31,    December 31,
                                                        1999          1998
                                                        ----          ----
Current assets:
  Cash and cash equivalents.....................    $     11,637  $    212,031
  Accounts receivable...........................       1,147,947     1,476,995
                                                    ------------  ------------
  Prepaid expenses..............................         212,697       238,253
                                                    ------------  ------------
         Total current assets...................       1,372,281     1,927,279

Property and equipment, at cost:................      48,091,822    48,080,346
    Less accumulated depreciation,
      depletion and amortization................      25,450,877    24,727,189
                                                    ------------  ------------
         Net property and equipment.............      22,640,945    23,353,157

Other assets....................................         240,555       237,781
                                                    ------------  ------------
                                                    $ 24,253,781  $ 25,518,217
                                                    ============  ============




                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Accounts payable and accrued liabilities......    $    599,296  $    897,720
  Income taxes payable..........................          12,671             -
  Current notes payable (Note 3)................       1,520,000     1,945,000
                                                    ------------ -------------
         Total current liabilities..............       2,131,967     2,842,720

Long-term notes payable (Note 3)................       3,740,000     4,290,000

Deferred income taxes...........................       2,920,646     2,914,813

Stockholders' equity:
  Preferred stock, $1 par value -
    2,000,000  shares  authorized;
    none issued Common stock,  $ .01 par value -
  12,000,000 shares authorized,
    4,517,363 shares issued.....................          45,174        45,174
  Additional paid-in capital....................      15,460,621    15,460,621
  Retained earnings.............................       1,263,429     1,272,945
                                                    ------------  ------------
                                                      16,769,224    16,778,740
  Less treasury stock, at cost - 243,536 shares.      (1,308,056)   (1,308,056)
                                                    ------------  ------------
         Total stockholders' equity.............      15,461,168    15,470,684
                                                    ------------  ------------
                                                    $ 24,253,781  $ 25,518,217
                                                    ============  ============

                             See accompanying notes.

                          HOME-STAKE OIL & GAS COMPANY
                         CONDENSED STATEMENTS OF INCOME
                              AND RETAINED EARNINGS
                   Three months ended March 31, 1999 and 1998
                                   (Unaudited)



                                                         1999         1998
                                                         ----         ----

Revenues:
  Oil and gas sales.............................    $  2,167,572  $  2,324,919
  Gain on sales of assets.......................           3,325             -
  Other income..................................          76,414        95,988
                                                    ------------  ------------
                                                       2,247,311     2,420,907

Costs and expenses:
  Production....................................         733,205       913,133
  Exploration...................................          23,953        23,559
  General and administrative....................         455,862       636,569
  Depreciation, depletion and amortization......         770,800       677,000
  Interest......................................         113,105         1,587
  Property and other taxes......................          55,902        50,822
                                                    ------------  ------------
                                                       2,152,827     2,302,670

Income before provision for income taxes........          94,484       118,237

Provision for income taxes:
  Current.......................................          12,690         5,288
  Deferred......................................           5,833        23,326
                                                    ------------  ------------
                                                          18,523        28,614
                                                    ------------  ------------
Net income......................................          75,961        89,623

Retained earnings at beginning of year..........       1,272,945     6,359,862

Cash dividends ($ .02 per share)................         (85,477)      (90,347)
                                                    ------------  ------------

Retained earnings at end of period..............    $  1,263,429  $  6,359,138
                                                    ============  ============

Weighted average number of shares outstanding:
  Basic.........................................       4,273,827     4,517,363
                                                    ============  ============
  Diluted.......................................       4,273,827     4,772,613
                                                    ============  ============

Net income per common share:
  Basic.........................................           $ .02         $ .02
                                                           =====         =====
  Diluted.......................................           $ .02         $ .02
                                                           =====         =====

                             See accompanying notes.

                          HOME-STAKE OIL & GAS COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                   Three months ended March 31, 1999 and 1998
                                   (Unaudited)



                                                        1999          1998
                                                        ----          ----

Operating activities:
  Oil and gas sales, net of production taxes....    $  1,900,703  $  2,357,367
  Other.........................................          76,414        95,988
                                                    ------------  ------------
                                                       1,977,117     2,453,355

  Cash paid to suppliers and employees..........         797,201     1,435,231
  Interest paid.................................         113,105         1,587
  Property and other taxes......................          55,902        50,822
  Income taxes paid.............................           -           199,983
                                                    ------------  ------------
                                                         966,208     1,687,623
                                                    ------------  ------------
    Net cash provided by operating activities...       1,010,909       765,732


Investing activities:
  Proceeds from sales of property and equipment.           3,325        19,548
  Acquisition of property and equipment.........        (155,621)   (7,405,273)
                                                    ------------  ------------
    Net cash used in investing activities.......        (152,296)   (7,385,725)


Financing activities:
  Loan proceeds.................................               -     6,600,000
  Note payments.................................        (975,000)            -
  Cash dividends paid...........................         (84,007)      (83,022)
                                                    ------------  ------------
    Net cash provided by (used in)
     financing activities.......................      (1,059,007)    6,516,978
                                                    ------------  ------------

Net decrease in cash and cash equivalents.......        (200,394)     (103,015)

Cash and cash equivalents at beginning of year..         212,031     1,507,782
                                                    ------------  ------------

Cash and cash equivalents at end of period......    $     11,637  $  1,404,767
                                                    ============  ============

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

Note 1 - General

The unaudited financial information provided in this report includes all normal recurring adjustments which are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. The Company believes that the disclosures herein are adequate to make the information presented not misleading; however, these financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year.

Note 2 - Net income per share

In accordance with Statement of Financial Accounting Standards No. 128, "Earning per Share", net income per common share is computed using two calculations; basic net income per share and diluted income per share. Basic net income per share is calculated based on the weighted-average shares outstanding during the period. Diluted net income per share includes the dilutive effect of stock options. Options to purchase 231,250 shares of common stock at an exercise price of $4.50 per share were outstanding at March 31, 1999, but were not included in the computation of diluted net income per share as their inclusion would be antidilutive.

Note 3 - Notes payable

Notes payable at March 31, 1999 consisted of the following balances:


Bank note due May 1, 2000, requiring monthly principal payments of
  $110,000, plus interest at prime less 1/2%
  (7 1/4% at March 31, 1999)....................................  $  5,060,000
Bank note due May 1, 1999, requiring monthly payments of
  interest at prime less 1% (6 3/4% at March 31, 1999) .........       200,000
                                                                  ------------
                                                                     5,260,000
Less current portion............................................     1,520,000
                                                                  ------------
                                                                  $  3,740,000
                                                                  ============

The Company has a revolving term line-of-credit in the amount of $5,000,000 available until May 1, 1999 which provides for monthly payments of interest on the outstanding borrowings at bank prime less 1%. The Company expects this line-of-credit to be extended until May 1, 2000. At March 31, 1999, the Company had $200,000 borrowed under this line-of-credit. In connection with this line of credit, the Company pays a commitment fee of one-half of one per cent (1/2%) per annum on the unused portion of the line.

                          HOME-STAKE OIL & GAS COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations - First quarter 1999 compared with first quarter 1998

Net income for the first quarter decreased $13,662 from $89,623 in 1998 to $75,961 in 1999. The principal reasons for this decrease are as follows:

Oil sales decreased $257,041 (21%), due principally to the decrease in the average oil price from $13.80 per barrel in 1998 to $10.21 per barrel in 1999. This price decrease was partially offset by an increase in oil production from 86,732 barrels in 1998 to 92,013 barrels in 1999. The increased production volume is primarily attributable to higher production on the Company's Montana operations and new wells completed in late 1998.

Gas sales increased 9% ($102,848), primarily due to the increase in sales volumes which increased from 540,604 Mcf in 1998 to 713,614 Mcf in 1999. This increase is primarily attributable to the first quarter acquisition in 1998 of 18 non-operated producing gas properties from Sid R. Bass, Inc. et al (The "Bass Properties"). This increase however, was partially offset by lower average gas prices which decreased from $2.04 in 1998 to $1.69 in 1999.

Production expenses decreased $179,928, due primarily to a lower incidence of workover and maintenance costs in 1999.

General and administrative expenses decreased $180,707, from $636,569 in 1998 to $455,862 in 1999. The primary reason for this decrease is a reduction of $105,000 in salaries and contract geological fees, due to a reduction in the number of such employees. 1998 expense also included approximately $33,000 attributable to the merger of The Home-Stake Royalty Corporation with and into the Company, for which there are no comparable amounts in the first quarter of 1999.

Depreciation, depletion and amortization increased $93,800. This increase is attributable to the added property and equipment resulting from the $6.6 million acquisition of the Bass Properties in the first quarter of 1998.

Interest expense increased $111,518 in 1999. There were no outstanding loans in 1998 until March 31, 1998, when the Company borrowed $6.6 million to finance the purchase of the Bass Properties.

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

The Company's capital budget for 1999 is $1.2 million. During the first quarter the Company had capital expenditures of approximately $82,500 and has remaining drilling commitments for 1999 of approximately $500,000. The Company is also continuing to actively pursue opportunities for the acquisition of producing properties whenever possible. In April 1999, the Company acquired interests in two producing gas properties at a cost of $632,500 and exercised their preferential purchase right to acquire additional interest in a producing oil well operated by the Company. Cost for this additional interest was approximately $182,000. In connection with these acquisitions, the Company borrowed $625,000 under its revolving line-of-credit with the bank.

The working capital deficit at March 31, 1999 was $760,000. Product prices were severely depressed during most of the first quarter, but began a gradual increase in late March. There is no certainty as to whether these increases will continue or prices may again drop to their previous low levels. However, the Company's working capital and internally generated cash flows from operations are expected to be sufficient to finance the Company's note payments and budgeted 1999 exploration and development activities. In addition, the Company has a $5 million revolving line-of-credit which is expected to be extended until May 1, 2000. Outstanding borrowings under this line-of-credit total $825,000 at May 14, 1999.

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

Forward-Looking Statements

Certain statements included in this report which are not historical facts are "forward-looking statements", including statements with respect to oil and gas reserves, the number and anticipated costs of wells to be drilled, future capital expenditures (including the amount and nature thereof), anticipated date of repayment of bank debt, extension of existing line-of-credit, Y2K readiness and other such matters. These forward-looking statements are based on current expectations, estimates, assumptions and beliefs of management; and words such as "expects", "believes", "anticipates", "intends", "plans" and similar expressions are intended to identify such forward-looking statements. These forward-looking statements involve risks and uncertainties, including, but not limited to: dependence upon the prices for oil and natural gas which prices are subject to significant fluctuations in response to relatively minor changes in supply and demand for such products, market uncertainty, political conditions in oil producing regions, domestic and foreign government regulations, the price and availability of alternative fuels and a variety of other factors; competition in the acquisition of oil and gas properties and the development, production and marketing of oil and natural gas; operating hazards typically associated with the exploration, development, production and transportation of oil and natural gas; federal, state and local laws relating to the exploration, development, production and marketing of oil and natural gas, including environmental and safety matters; changes in laws and regulations; and other factors, most of which are beyond the control of the Company. Accordingly, actual results and developments may differ materially from those expressed in the forward-looking statements. The Company assumes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

           Exhibit
           Number    Description

               27    Financial Data Schedule.


           (b) Reports on Form 8-K.

                 No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                   Signatures



In accordance with the requirements of the Exchange Act , the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             Home-Stake Oil & Gas Company
                                 (Registrant)


Date:  May 14, 1999          By:    /s/  Robert C. Simpson
                                 -----------------------------------------------
                                  Robert C. Simpson
                                  Chairman of the Board, C.E.O.
                                  and President


Date:  May 14, 1999          By:    /s/  Chris K. Corcoran
                                 -----------------------------------------------
                                  Chris K. Corcoran
                                  Executive Vice President,
                                  Chief Financial Officer and
                                  Corporate Secretary