Form 10QSB
period 1999-06-30
HOME STAKE OIL & GAS CO
filed 1999-08-10
CIK 882378

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                QUARTERLY REPORT
                            UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999


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



     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |


     The number of shares outstanding of the Registrant's common stock, all of which comprise a single class with $ .01 par value, as of July 31, 1999, the latest practicable date, was 4,273,827.

                          HOME-STAKE OIL & GAS COMPANY

                                   FORM 10-QSB
                                  JUNE 30, 1999

                                TABLE OF CONTENTS

                                                                         Page
PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Balance Sheets -
               June 30, 1999 and December 31, 1998......................     4

           Condensed Statements of Income and Retained
               Earnings - six months ended June 30, 1999 and 1998 ......     5

           Condensed Statements of Income and Retained
               Earnings - three months ended June 30, 1999 and 1998 ....     6

           Condensed Statements of Cash Flows -
               six months ended June 30, 1999 and 1998 .................     7

           Notes to Condensed Financial Statements .....................     8

Item 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations ...........    10


PART II - OTHER INFORMATION

Item 1.    Legal Proceedings ...........................................    13

Item 2.    Changes in Securities .......................................    13

Item 3.    Defaults upon Senior Securities .............................    13

Item 4.    Submission of Matters to a Vote of Security Holders .........    13

Item 5.    Other Information ...........................................    13

Item 6.    Exhibits and Reports on Form 8-K ............................    13

SIGNATURES .............................................................    14

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements.

                          HOME-STAKE OIL & GAS COMPANY
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)



                                     ASSETS

                                                      June 30,      December 31,
                                                        1999           1998
                                                        ----           ----
Current assets:
  Cash and cash equivalents......................   $      1,100   $    212,031
  Accounts receivable............................      1,472,325      1,476,995
  Prepaid expenses...............................        305,074        238,253
                                                    ------------   ------------
         Total current assets....................      1,778,499      1,927,279

Property and equipment, at cost:.................     49,236,336     48,080,346
    Less accumulated depreciation,
     depletion and amortization..................     25,946,566     24,727,189
                                                    ------------   ------------
         Net property and equipment..............     23,289,770     23,353,157

Other assets.....................................        242,776        237,781
                                                    ------------   ------------
                                                    $ 25,311,045   $ 25,518,217
                                                    ============   ============




                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Accounts payable and accrued liabilities.......   $    963,288   $    897,720
  Income taxes payable...........................         23,432              -
  Current note payable (Note 3)..................      2,255,000      1,945,000
                                                    ------------   ------------
         Total current liabilities...............      3,241,720      2,842,720

Long-term note payable (Note 3)..................      3,410,000      4,290,000

Deferred income taxes............................      2,981,041      2,914,813

Stockholders' equity:
  Preferred stock, $1 par value -
    2,000,000  shares  authorized;
    none issued Common stock,
    $ .01 par value -
    12,000,000 shares authorized,
    4,517,363 shares issued......................         45,174         45,174
  Additional paid-in capital.....................     15,460,621     15,460,621
  Retained earnings..............................      1,480,545      1,272,945
                                                    ------------   ------------
                                                      16,986,340     16,778,740
  Less treasury stock, at cost - 243,536 shares..     (1,308,056)    (1,308,056)
                                                    ------------   ------------
         Total stockholders' equity..............     15,678,284     15,470,684
                                                    ------------   ------------
                                                    $ 25,311,045   $ 25,518,217
                                                    ============   ============

                             See accompanying notes.

                          HOME-STAKE OIL & GAS COMPANY
                         CONDENSED STATEMENTS OF INCOME
                              AND RETAINED EARNINGS
                     Six months ended June 30, 1999 and 1998
                                   (Unaudited)



                                                       1999              1998
                                                       ----              ----

Revenues:
  Oil and gas sales..............................   $  4,526,110   $  5,115,677
  Gain on sales of assets........................         44,136         14,126
  Other income...................................        127,634        159,428
                                                    ------------   ------------
                                                       4,697,880      5,289,231

Costs and expenses:
  Production.....................................      1,521,966      1,672,034
  Exploration....................................         53,755        153,286
  General and administrative.....................        830,891      1,293,730
  Depreciation, depletion and amortization.......      1,448,200      1,423,800
  Interest.......................................        218,711        131,961
  Property and other taxes.......................        115,220        123,389
                                                    ------------   ------------
                                                       4,188,743      4,798,200

Income before provision for income taxes.........        509,137        491,031

Provision for income taxes:
  Current........................................         64,356        116,360
  Deferred.......................................         66,228         30,967
                                                    ------------   ------------
                                                         130,584        147,327
                                                    ------------   ------------
Net income.......................................        378,553        343,704

Retained earnings at beginning of year...........      1,272,945      6,359,862

Cash dividends ($ .04 per share).................       (170,953)      (180,695)
                                                    ------------   ------------

Retained earnings at end of period...............   $  1,480,545   $  6,522,871
                                                    ============   ============

Weighted average number of common
  shares outstanding:

  Basic..........................................      4,273,827      4,517,363
                                                      ==========     ==========
  Diluted........................................      4,273,827      4,772,613
                                                      ==========     ==========

Net income per common share:
  Basic..........................................          $ .09          $ .08
                                                           =====          =====
  Diluted........................................          $ .09          $ .07
                                                           =====          =====

                             See accompanying notes.

                          HOME-STAKE OIL & GAS COMPANY
                         CONDENSED STATEMENTS OF INCOME
                              AND RETAINED EARNINGS
                    Three months ended June 30, 1999 and 1998
                                   (Unaudited)



                                                        1999           1998
                                                        ----           ----

Revenues:
  Oil and gas sales..............................   $  2,358,538   $  2,790,758
  Gain on sales of assets........................         40,811         14,126
  Other income...................................         51,220         63,440
                                                    ------------   ------------
                                                       2,450,569      2,868,324

Costs and expenses:
  Production.....................................        788,761        758,901
  Exploration....................................         29,802        129,727
  General and administrative.....................        375,029        657,161
  Depreciation, depletion and amortization.......        677,400        746,800
  Interest.......................................        105,606        130,374
  Property and other taxes.......................         59,318         72,567
                                                    ------------   ------------
                                                       2,035,916      2,495,530

Income before provision for income taxes.........        414,653        372,794

Provision for income taxes:
  Current........................................         51,666        111,072
  Deferred.......................................         60,395          7,641
                                                    ------------   ------------
                                                         112,061        118,713
                                                    ------------   ------------
Net income.......................................        302,592        254,081

Retained earnings at beginning of period.........      1,263,429      6,359,138

Cash dividends ($ .02 per share).................        (85,476)       (90,348)
                                                    ------------   ------------

Retained earnings at end of period...............   $  1,480,545   $  6,522,871
                                                    ============   ============

Weighted average number of common shares outstanding:

  Basic..........................................      4,273,827      4,517,363
                                                      ==========     ==========
  Diluted........................................      4,273,827      4,772,613
                                                      ==========     ==========

Net income per common share:
  Basic..........................................          $ .07          $ .06
                                                           =====          =====
  Diluted........................................          $ .07          $ .05
                                                           =====          =====

                             See accompanying notes.

                          HOME-STAKE OIL & GAS COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                     Six months ended June 30, 1999 and 1998
                                   (Unaudited)



                                                        1999            1998
                                                        ----            ----

Operating activities:
  Oil and gas sales, net of production taxes.....   $  4,296,882   $  5,068,684
  Other..........................................        127,634        159,428
                                                    ------------   ------------
                                                       4,424,516      5,228,112

  Cash paid to suppliers and employees...........      1,986,931      3,425,486
  Interest paid..................................        218,711        131,961
  Property and other taxes.......................        115,220        123,389
  Income taxes paid..............................          -            219,483
                                                    ------------   ------------
                                                       2,320,862      3,900,319
                                                    ------------   ------------
    Net cash provided by operating activities....      2,103,654      1,327,793


Investing activities:
  Proceeds from sales of property and equipment..         77,975         36,261
  Acquisition of property and equipment..........     (1,653,054)    (7,979,279)
                                                    ------------   ------------
    Net cash used in investing activities........     (1,575,079)    (7,943,018)


Financing activities:
  Loan proceeds..................................        735,000      6,600,000
  Note payments..................................     (1,305,000)      (330,000)
  Cash dividends paid............................       (169,506)      (174,608)
                                                    ------------   ------------
    Net cash provided by (used in)
          financing activities...................       (739,506)     6,095,392
                                                    ------------   ------------

Net decrease in cash and cash equivalents........       (210,931)      (519,833)

Cash and cash equivalents at beginning of year...        212,031      1,507,782
                                                    ------------   ------------

Cash and cash equivalents at end of period.......   $      1,100   $    987,949
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

Note 2 - Net income per share

In accordance with Statement of Financial Accounting Standards No. 128, "Earning per Share", net income per common share is computed using two calculations; basic net income per share and diluted income per share. Basic net income per share is calculated based on the weighted-average shares outstanding during the period. Diluted net income per share includes the dilutive effect of stock options. Options to purchase 275,650 shares of common stock at an exercise price of $4.50 per share were outstanding at June 30, 1999, but were not included in the computation of diluted net income per share as their inclusion would be anti-dilutive.

Note 3 - Notes payable

Notes payable at June 30, 1999 consisted of the following balances:


Bank note due May 1, 2001, requiring monthly principal payments of
  $110,000, plus interest at prime less 1/2%
  (7 1/4% at June 30, 1999).....................................   $  4,730,000
Bank note due May 1, 2000, requiring monthly payments of
  interest at prime less 1% (6 3/4% at June 30, 1999) ..........        935,000
                                                                   ------------
                                                                      5,665,000
Less current portion............................................      2,255,000
                                                                   ------------
                                                                   $  3,410,000

The Company has a revolving term line-of-credit in the amount of $5,000,000 available until May 1, 2000 which provides for monthly payments of interest on the outstanding borrowings at bank prime less 1%. At June 30, 1999, the Company had $935,000 borrowed under this line-of-credit. In connection with this line of credit, the Company pays a commitment fee of one-half of one per cent (1/2%) per annum on the unused portion of the line.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations - First six months of 1999 compared with first six months of 1998

Net income for the six months ended June 30 increased $34,849 (10%) from $343,704 in 1998 to $378,553 in 1999. The principal reasons for this increase are as follows:

Oil sales decreased $356,706 (14%) in 1999. The Company's oil production decreased from 193,021 barrels in 1998 to 176,268 barrels in 1999. In addition, the average price of crude oil decreased from $13.59 per barrel in 1998 to $12.86 per barrel in 1999. The decreased production volume is primarily attributable to natural depletion of existing reserves.

Gas sales decreased 9% ($224,995), primarily due to lower average gas prices which decreased from $2.20 per mcf in 1998 to $1.69 per mcf in 1999. Gas production, however, increased from 1,108,473 mcf in 1998 to 1,308,254 mcf in 1999, primarily as a result of the additional production provided by certain producing gas properties (the "Bass Properties") purchased from Sid R. Bass, Inc. et al. on March 31, 1998.

Production expenses decreased $150,068, due primarily to a $161,426 decrease in lease operating expenses resulting from a lower incidence of repairs and maintenance expenses in 1999.

Exploration costs decreased $99,531 in 1999. Dry hole costs decreased $79,432 in 1999 due to a lower incidence of dry holes. Condemned and abandoned property expense decreased $20,099.

General and administrative expenses decreased $462,839, from $1,293,730 in 1998 to $830,891 in 1999. The primary reasons for this decrease are lower personnel and related costs. 1998 expense also includes approximately $62,800 attributable to the merger of The Home-Stake Royalty Corporation with and into the Company, whereas 1999 includes no such expense.

Interest expense increased $86,750 in 1999. In 1998 the Company had no outstanding bank debt until March 31 when it borrowed $6.6 million to finance the purchase of the Bass Properties. During 1999 the Company has paid interest on bank debt during the entire six month period.

Results of Operations - Second quarter 1999 compared with second quarter 1998

Net income for the second quarter increased $48,511 (19%) from $254,081 in 1998 to $302,592 in 1999. The principal reasons for this increase are as follows:

Oil sales decreased $99,665 (7%). The Company's oil production decreased from 106,289 barrels in 1998 to 84,255 barrels in 1999. This decrease in volumes was partially offset by an increase in the average oil price from $13.42 per barrel in 1998 to $15.75 per barrel in 1999. The decreased production volume is primarily attributable to natural depletion of existing reserves.

Gas sales decreased 25% ($327,843), primarily due to lower natural gas prices which decreased from $2.35 per mcf in 1998 to $1.70 per mcf in 1999. This decrease was partially offset by higher natural gas production which increased from 567,869 mcf in 1998 to 594,640 mcf in 1999, primarily as a result of the additional production provided by the Bass Properties.

Exploration costs decreased $99,925 in 1999. Dry hole costs decreased $87,473 in 1999 due to a lower incidence of dry holes. Condemned and abandoned property expense decreased $12,452.

General and administrative expenses decreased $282,132 (43%), from $657,161 in 1998 to $375,029 in 1999. The primary reasons for this decrease are lower personnel and related costs. 1998 expense also includes approximately $29,600 attributable to the merger of The Home-Stake Royalty Corporation with and into the Company, whereas 1999 includes no such expense.

Interest expense decreased $24,768 in 1999. Expense in 1998 included interest on the March 31, 1998 bank loan wherein the Company borrowed $6.6 million to finance the purchase of the Bass Properties. Since that time, the Company has made monthly payments which have lowered the outstanding balance and related interest.

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

The Company's capital exploration budget for 1999 is $1.2 million. During the first six months of 1999, the Company had exploration expenditures of approximately $600,000 and has remaining drilling commitments for 1999 of approximately $800,000. The Company is also continuing to actively pursue opportunities for the acquisition of producing properties whenever possible. In April 1999, the Company acquired interests in two producing gas properties at a cost of $632,500 and exercised their preferential purchase right to acquire additional interest in a producing oil well operated by the Company. Cost for this additional interest was approximately $184,000. In addition, in June the Company acquired an additional interest in another producing well it operates at a cost of $56,000. In connection with these acquisitions, the Company borrowed $735,000 under its revolving line-of-credit with the bank.

The working capital deficit at June 30, 1999 was $1.5 million. Product prices were severely depressed during most of the first quarter, but began a gradual increase in late March. There is no certainty as to whether these increases will continue or prices may again drop to their previous low levels. However, the Company's working capital and internally generated cash flows are expected to be sufficient to finance the Company's note payments and budgeted 1999 exploration and development activities. In July 1999, the Company sold its working interest in an outside operated Montana oil field and five other Company operated producing wells in Ellis County, Oklahoma. Proceeds from these sales was approximately $480,000. In late July and early August the Company made discretionary note payments in the amount of $500,000 on its line-of credit borrowings. Outstanding borrowings under this $5 million revolving line-of-credit totaled $435,000 at August 10, 1999. The unused balance is available to fund needed activities.

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

The Company is in the process of requesting compliancy information from major third-party suppliers, field equipment manufacturers and other companies from whom it receives revenues. All third party vendor responses to-date have indicated that they anticipate total compliance of all critical systems prior to the end of the year. As for those vendors who have not yet responded, the Company has requested that they respond as soon as possible.

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

Forward-Looking Statements

Certain statements included in this report which are not historical facts are "forward-looking statements", including statements with respect to oil and gas reserves, the number and anticipated costs of wells to be drilled, future capital expenditures (including the amount and nature thereof), anticipated date of repayment of bank debt, Y2K readiness and other such matters. These forward-looking statements are based on current expectations, estimates, assumptions and beliefs of management; and words such as "expects", "believes", "anticipates", "intends", "plans" and similar expressions are intended to identify such forward-looking statements. These forward-looking statements involve risks and uncertainties, including, but not limited to: dependence upon the prices for oil and natural gas which prices are subject to significant fluctuations in response to relatively minor changes in supply and demand for such products, market uncertainty, political conditions in oil producing regions, domestic and foreign government regulations, the price and availability of alternative fuels and a variety of other factors; competition in the acquisition of oil and gas properties and the development, production and marketing of oil and natural gas; operating hazards typically associated with the exploration, development, production and transportation of oil and natural gas; federal, state and local laws relating to the exploration, development, production and marketing of oil and natural gas, including environmental and safety matters; changes in laws and regulations; and other factors, most of which are beyond the control of the Company. Accordingly, actual results and developments may differ materially from those expressed in the forward-looking statements. The Company assumes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

                           Part II. Other Information

Item 1.   Legal Proceedings.

          None.

Item 2.   Changes in Securities.

          None.

Item 3.   Defaults Upon Senior Securities.

          None.

Item 4.   Submission of Matters to a Vote of Security Holders.

          The Annual Meeting of the Company's stockholders was held in the offices of the Company on May 24, 1999 for the purpose of electing three directors whose terms were expiring. The nominees for Director were Chris K. Corcoran, Ronald O. Gutman and I Wistar Morris, III. The nominees proposed by management were reelected for terms expiring in 2002. Mr. Corcoran and Mr. Gutman each received 2,849,393 votes for and 439 votes were withheld. Mr. Morris received 2,849,314 votes for and 518 votes were withheld. The continuing Directors are L. W. Allegood, Larry F. Grindstaff, James L. Houghton, Joseph J. McCain, Jr. and Robert C. Simpson.

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

          The following documents are included as exhibits to this Form 10-QSB.

          Exhibit
          Number    Description

            10 First Amendment and Modification Agreement to Amended and Restated Loan Agreement, dated May 1, 1999 between the Company and NationsBank, N.A.

            27      Financial Data Schedule.

          (b) Reports on Form 8-K.

              No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                   Signatures



In accordance with the requirements of the Exchange Act , the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 Home-Stake Oil & Gas Company
                                     (Registrant)


Date:  August 10, 1999           By:    /s/  Robert C. Simpson
                                     ------------------------------------------
                                      Robert C. Simpson
                                      Chairman of the Board, C.E.O.
                                      and President


Date:  August 10, 1999           By:    /s/  Chris K. Corcoran
                                     ------------------------------------------
                                      Chris K. Corcoran
                                      Executive Vice President,
                                      Chief Financial Officer and
                                      Corporate Secretary

                                INDEX OF EXHIBITS


The following documents are included as exhibits to this Form 10-QSB.

     Exhibit
     Number       Description

        10        First  Amendment  and  Modification  Agreement to Amended  and
                  Restated   Loan  Agreement,  dated  May  1, 1999  between  the
                  Company and NationsBank, N.A.

        27        Financial Data Schedule.