Form 10QSB
period 1999-09-30
HOME STAKE OIL & GAS CO
filed 1999-11-12
CIK 882378

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                QUARTERLY REPORT
                            UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1999


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



        Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


        The number of shares outstanding of the Registrant's common stock, all of which comprise a single class with $ .01 par value, as of November 8, 1999, the latest practicable date, was 4,273,827.

                          HOME-STAKE OIL & GAS COMPANY

                                   FORM 10-QSB
                               SEPTEMBER 30, 1999

                                TABLE OF CONTENTS

                                                                           Page
PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Balance Sheets - September 30, 1999
             and December 31, 1998.........................................  4

           Condensed Statements of Income and Retained
             Earnings - nine months ended September 30, 1999 and 1998 .....  5

           Condensed Statements of Operations and Retained
             Earnings - three months ended September 30, 1999 and 1998.....  6

           Condensed Statements of Cash Flows - nine months ended
             September 30, 1999 and 1998 ..................................  7

           Notes to Condensed Financial Statements ........................  8

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations ..........................  10


PART II - OTHER INFORMATION

Item 1.    Legal Proceedings ..............................................  14

Item 2.    Changes in Securities ..........................................  14

Item 3.    Defaults upon Senior Securities ................................  14

Item 4.    Submission of Matters to a Vote of Security Holders ............  14

Item 5.    Other Information ..............................................  14

Item 6.    Exhibits and Reports on Form 8-K ...............................  14

SIGNATURES ................................................................  15

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements.

                          HOME-STAKE OIL & GAS COMPANY
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)



                                     ASSETS
                                                    September 30,  December 31,
                                                         1999          1998
                                                         ----          ----
Current assets:
  Cash and cash equivalents.....................    $    117,704  $    212,031
  Accounts receivable...........................       1,174,573     1,476,995
  Prepaid expenses..............................         290,604       238,253
                                                    ------------  ------------
         Total current assets...................       1,582,881     1,927,279

         Property and equipment, at cost:.......      48,894,983    48,080,346
             Less accumulated depreciation,
                depletion and amortization......      26,232,449    24,727,189
                                                    ------------  ------------
         Net property and equipment.............      22,662,534    23,353,157

         Other assets...........................         245,165       237,781
                                                    ------------  ------------
                                                    $ 24,490,580  $ 25,518,217
                                                    ============  ============





                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities......    $    870,034  $    897,720
  Income taxes payable..........................         211,679             -
  Current note payable (Note 3).................       1,320,000     1,945,000
                                                    ------------  ------------
         Total current liabilities..............       2,401,713     2,842,720

Long-term note payable (Note 3).................       2,200,000     4,290,000

Deferred income taxes...........................       3,250,637     2,914,813

Stockholders' equity:
  Preferred stock, $1 par value -
    2,000,000  shares  authorized; none issued
  Common stock,  $ .01 par value -
    12,000,000 shares authorized,
    4,517,363 shares issued.....................          45,174        45,174
  Additional paid-in capital....................      15,460,621    15,460,621
  Retained earnings.............................       2,440,491     1,272,945
                                                    ------------  ------------
                                                      17,946,286    16,778,740
  Less treasury stock, at cost - 243,536 shares.      (1,308,056)   (1,308,056)
         Total stockholders' equity.............      16,638,230    15,470,684
                                                    ------------  ------------
                                                    $ 24,490,580  $ 25,518,217
                                                    ============  ============


                             See accompanying notes.

                          HOME-STAKE OIL & GAS COMPANY
                         CONDENSED STATEMENTS OF INCOME
                              AND RETAINED EARNINGS
                  Nine months ended September 30, 1999 and 1998
                                   (Unaudited)


                                                       1999            1998
                                                       ----            ----

Revenues:
  Oil and gas sales.............................    $  7,813,713  $  7,473,959
  Gain on sales of assets.......................         187,147        28,342
  Other income..................................         183,785       247,188
                                                    ------------  ------------
                                                       8,184,645     7,749,489

Costs and expenses:
  Production....................................       2,245,257     2,481,057
  Exploration...................................          66,148       574,857
  General and administrative....................       1,211,130     1,778,646
  Depreciation, depletion and amortization......       2,152,361     2,410,359
  Interest......................................         313,369       256,856
  Property and other taxes......................         183,958       218,683
                                                    ------------  ------------
                                                       6,172,223     7,742,458
                                                    ------------  ------------

Income before provision for income taxes........       2,012,422        29,031

Provision for (benefit from) income taxes:
  Current.......................................         252,622        78,545
  Deferred......................................         335,824       (57,151)
                                                    ------------  ------------
                                                         588,446        21,394
                                                    ------------  ------------
Net income......................................       1,423,976         7,637

Retained earnings at beginning of year..........       1,272,945     6,359,862

Cash dividends ($ .06 per share)................        (256,430)     (269,419)
                                                    ============  ============

Retained earnings at end of period..............    $  2,440,491  $  6,098,080
                                                    ============  ============

Weighted average number of common shares
     outstanding:
  Basic.........................................       4,273,827     4,517,877
                                                    ============  ============
  Diluted.......................................       4,273,827     4,671,127
                                                    ============  ============

Net income per common share:
  Basic.........................................       $ .33          $ .00
                                                       =====          =====
  Diluted.......................................       $ .33          $ .00
                                                       =====          =====


                             See accompanying notes.

                          HOME-STAKE OIL & GAS COMPANY
                       CONDENSED STATEMENTS OF OPERATIONS
                              AND RETAINED EARNINGS
                 Three months ended September 30, 1999 and 1998
                                   (Unaudited)


                                                         1999          1998
                                                         ----          ----

Revenues:
  Oil and gas sales.............................    $  3,287,603  $  2,358,282
  Gain on sales of assets.......................         143,011        14,216
  Other income..................................          56,151        87,760
                                                    ------------  ------------
                                                       3,486,765     2,460,258

Costs and expenses:
  Production....................................         723,291       809,023
  Exploration...................................          12,393       421,571
  General and administrative....................         380,239       484,916
  Depreciation, depletion and amortization......         704,161       986,559
  Interest......................................          94,658       124,895
  Property and other taxes......................          68,738        95,294
                                                    ------------  ------------
                                                       1,983,480     2,922,258
                                                    ------------  ------------

Income (loss) before provision for income taxes.       1,503,285      (462,000)

Provision for (benefit from) income taxes:
  Current.......................................         188,266       (37,815)
  Deferred......................................         269,596       (88,118)
                                                    ------------  ------------
                                                         457,862      (125,933)
                                                    ------------  ------------
Net income (loss)...............................       1,045,423      (336,067)

Retained earnings at beginning of period........       1,480,545     6,522,871

Cash dividends ($ .02 per share)................         (85,477)      (88,724)
                                                    ============  ============

Retained earnings at end of period..............    $  2,440,491  $  6,098,080
                                                    ============  ============

Weighted average number of common shares
     outstanding:
  Basic.........................................       4,273,827     4,503,840
                                                    ============  ============
  Diluted.......................................       4,273,827     4,659,090
                                                    ============  ============

Net income (loss) per common share:
  Basic.........................................        $ .24         $(.07)
                                                        =====         ======
  Diluted.......................................        $ .24         $(.07)
                                                        =====         ======


                             See accompanying notes.

                          HOME-STAKE OIL & GAS COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                  Nine months ended September 30, 1999 and 1998
                                   (Unaudited)


                                                        1999           1998
                                                        ----           ----

Operating activities:
  Oil and gas sales, net of production taxes....    $  7,351,549  $  7,451,190
  Other.........................................         183,785       247,188
                                                    ------------  ------------
                                                       7,535,334     7,698,378

  Cash paid to suppliers and employees..........       2,998,453     4,196,546
  Interest paid.................................         313,369       256,856
  Property and other taxes......................         183,958       218,683
  Income taxes paid (refunds received)..........        (285,144)      284,678
                                                    ------------  ------------
                                                       3,237,636     4,956,763
                                                    ------------  ------------
    Net cash provided by operating activities...       4,297,698     2,741,615


Investing activities:
  Proceeds from sales of property and equipment.         559,575       118,453
  Acquisition of property and equipment.........      (1,981,423)   (8,975,424)
                                                    ------------  ------------
    Net cash used in investing activities.......      (1,421,848)   (8,856,971)


Financing activities:
  Loan proceeds.................................         735,000     6,600,000
  Note payments.................................      (3,450,000)     (660,000)
  Purchase of treasury stock....................               -      (651,076)
  Cash dividends paid...........................        (255,177)     (263,469)
                                                    ------------  ------------
    Net cash provided by (used in)
     financing activities.......................      (2,970,177)    5,025,455
                                                    ------------  ------------

Net decrease in cash and cash equivalents.......         (94,327)   (1,089,901)

Cash and cash equivalents at beginning of year..         212,031     1,507,782
                                                    ------------  ------------

Cash and cash equivalents at end of period......    $    117,704  $    417,881
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

Note 2 - Net income per share

In accordance with Statement of Financial Accounting Standards No. 128, "Earning per Share", net income per common share is computed using two calculations; basic net income per share and diluted income per share. Basic net income per share is calculated based on the weighted-average shares outstanding during the period. Diluted net income per share includes the dilutive effect of stock options. Options to purchase 275,650 shares of common stock at an exercise price of $4.50 per share were outstanding at September 30, 1999, but were not included in the computation of diluted net income per share as their inclusion would be anti-dilutive.

Note 3 - Note payable

Notes payable at September 30, 1999 consisted of the following balances:

Bank note due May 1, 2001, requiring monthly principal
     payments of $110,000, plus interest at prime
     less 1/2% (73/4% at September 30, 1999)...................   $  3,520,000
Less current portion...........................................      1,320,000
                                                                  ------------
                                                                  $  2,200,000
                                                                  ============


On November 8, 1999, the Company executed a new credit facility that provides for a term loan due September 30, 2002 in the amount of $3.4 million and requires monthly principal payments of $100,000, plus interest at bank prime less 3/4%. Proceeds from this note will be used to retire the bank loan described above. In addition, the new credit facility provides for a revolving term line of credit in the amount of $5 million, available until November 30, 2000 and provides for monthly payments of interest at bank prime less 1%. In connection with this line of credit, the Company will pay a commitment fee of three-eights of one per cent (3/8%) per annum on the unused portion of the line.

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

Note 5 - Stockholders Equity

On November 4, 1999, the Board of Directors granted qualified stock options in varying amounts to all employees totaling 177,686 shares. Such options are fully vested, have an option price of $5 per share and expire 10 years after the date of grant.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations - First nine months of 1999 compared with first nine months of 1998

Net income for the nine months ended September 30 increased $1,416,339 from $7,637 in 1998 to $1,423,976 in 1999. The principal reasons for this increase are as follows:

Oil sales increased $429,974 (12%) in 1999. The Company's average oil price increased from $12.65 per barrel in 1998 to $15.24 per barrel in 1999. This increase is partially offset by a decrease in oil production from 286,651 barrels in 1998 to 266,048 barrels in 1999. The decrease in production volumes is primarily attributable to natural depletion of existing reserves.

Gas sales decreased 2% ($77,457), primarily due to the decrease in the average gas price which decreased from $2.07 in 1998 to $1.88 in 1999. Gas production increased from 1,812,713 mcf in 1998 to 1,954,893 mcf in 1999, primarily as a result of the additional production provided by certain producing gas properties (the "Bass Properties") which were purchased from Sid R. Bass, Inc. et al on March 31, 1998.

Gains on sales of assets increased $158,805. During 1999, the Company sold its small, non-operated interest in a Montana oil field at a gain of approximately $142,000.

Production expenses decreased $235,800, due primarily to lower lease operating expenses resulting from a lower incidence of repairs and maintenance expenses. This decrease was partially offset by an increase in production taxes of $103,744, the result of higher product sales described above.

Exploration costs decreased $508,709 in 1999. Dry hole costs decreased $431,082 in 1999 due to a lower incidence of dry holes. Condemned and abandoned property expense decreased $77,627.

General and administrative expenses decreased $567,516, from $1,778,646 in 1998 to $1,211,130 in 1999. The primary reasons for this decrease are lower personnel and related costs. 1998 expense also includes approximately $62,800 attributable to the merger of The Home-Stake Royalty Corporation with and into the Company, whereas 1999 includes no such expense.

Depreciation, depletion and amortization decreased $257,998. In the fourth quarter of 1998, the Company recorded year-end impairment adjustments of $4,775,867 to the carrying values of certain of its properties due to the significant decreases in the average prices of crude oil and natural gas. These decreases lowered the amortizable value of such properties, having the effect of decreasing future rates of amortization.

Interest expense increased $56,513 in 1999. In 1998 the Company had no outstanding bank debt until March 31 when it borrowed $6.6 million to finance the purchase of the Bass Properties. During 1999 the Company has paid interest on bank debt during the entire nine month period.

Results of Operations - Third quarter 1999 compared with third quarter 1998

Net income for the third quarter increased $1,045,423 from a loss of $336,067 in 1998 to income of $1,381,490 in 1999. The principal reasons for this increase are as follows:

Oil sales increased $786,680 (79%). This increase is primarily attributable to the increase in average oil prices from $10.70 in 1998 to $19.92 in 1999. This increase was partially offset by the decrease in the Company's oil production from 93,630 barrels in 1998 to 89,780 barrels in 1999. This decrease in volumes is primarily attributable to the natural depletion of existing reserves.

Gas sales increased 11% ($147,537), primarily due to the increase in the average price of natural gas from $1.87 in 1998 to $2.27 in 1999. Gas production decreased from 704,240 mcf in 1998 to 646,639 mcf in 1999.

Gains on sales of assets increased $128,795. During 1999, the Company sold its small, non-operated interest in a Montana oil field at a gain of approximately $142,000.

Production expenses decreased $85,732, due principally to a decrease of $178,118 in lease operating expenses, primarily resulting from a lower incidence of repairs and maintenance expenses. This decrease was partially offset by an increase in production taxes of $92,386, the result of higher product sales described above.

Exploration costs decreased $409,178 in 1999. Dry hole costs decreased $351,650 in 1999 due to a lower incidence of dry holes. Condemned and abandoned property expense decreased $57,528.

General and administrative expenses decreased $104,677, from $484,916 in 1998 to $380,239 in 1999. The primary reason for this decrease are lower personnel and related costs.

Depreciation, depletion and amortization decreased $282,398. In the fourth quarter of 1998, the Company recorded year-end impairment adjustments of $4,775,867 to the carrying values of many of its properties due to the significant decreases in the average prices of crude oil and natural gas. These decreases lowered the amortizable value of such properties, having the effect of decreasing future rates of amortization.

Interest expense decreased $30,237 in 1999. Expense in 1998 included interest on the March 31, 1998 bank loan wherein the Company borrowed $6.6 million to finance the purchase of the Bass Properties. Since that time, the Company has made monthly payments which have lowered the outstanding balance and related interest.

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

The Company's capital budget for 1999, excluding acquisitions, is $1.2 million. During the first nine months of the year the Company had capital expenditures of approximately $1.9 million, which includes $ .9 million associated with various acquisitions described hereafter. In addition, the Company has current drilling commitments for 1999 of approximately $550,000 and 2000 commitments of approximately $464,000. The Company is also continuing to actively pursue opportunities for the acquisition of producing properties whenever possible. In April 1999, the Company acquired interests in two producing gas properties at a cost of $632,500 and exercised its preferential purchase right to acquire additional interest in a producing oil well operated by the Company. Cost for this additional interest was approximately $184,000. In addition, in June the Company acquired an additional interest in another producing well it operates at a cost of $56,000. In connection with these acquisitions, the Company borrowed $735,000 under its revolving line-of-credit with the bank, all of which has now been repaid.

The Company expects to finance its remaining 1999 operations and drilling through internally generated cash flows. In addition, the Company has a $5 million line of credit described below. There is no outstanding loans against this line of credit.

On November 8, 1999, the Company executed a new credit facility that provides for a term loan due September 30, 2002 in the amount of $3.4 million and requires monthly principal payments of $100,000, plus interest at bank prime less 3/4%. Proceeds from this note will be used to retire the prior bank loan described in Note 3 on page 8 to this Form 10Q-SB. In addition, the new credit facility provides for a revolving term line of credit in the amount of $5 million, available until November 30, 2000 and provides for monthly payments of interest at bank prime less 1%. In connection with this line of credit, the Company will pay a commitment fee of three-eights of one per cent (3/8%) per annum on the unused portion of the line.

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

Most of the field equipment used by the Company does not contain date-dependent embedded computer processors. Those that do have been evaluated for Y2K compliancy. In addition, to the best of the Company's knowledge, all of this equipment allows for manual operation of the electronic system in case of a power or internal system failure thus permitting the Company to bypass any problem which might occur.

The  Company  has  requested  compliancy   information  from  major  third-party
suppliers, field equipment manufacturers and other companies from whom it receives revenues. All third party vendor responses to-date have indicated that they anticipate total compliance of all critical systems prior to the end of the year. As for those few vendors who have not yet responded, the Company has requested that they respond as soon as possible.

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

           None.

Item 3.    Defaults Upon Senior Securities.

           None.

Item 4.    Submission of Matters to a Vote of Security Holders.

           None.

Item 5.    Other Information.

           The Company today announced that it will explore various strategic alternatives to maximize shareholder value and improve shareholder liquidity. Robert C. Simpson, President, reports "our Company's performance for 1999 has shown a remarkable improvement over that of 1998 with improvements in our development drilling programs and net income and with significant reductions in expenses and corporate debt. Nonetheless, the price of our common stock price, which trades on the NASDAQ small cap market, has not reacted positively to this performance. I believe this is partially caused by many of our larger shareholders not desiring to trade their stock, resulting in very low trading volumes which produces a questionable reflection of the true value of our common stock." Accordingly, the Company will explore various strategic alternatives and may engage an investment banking firm to assist it.

Item 6.    Exhibits and Reports on Form 8-K.

           (a)  Exhibits.

           The following documents are included as exhibits to this Form 10-QSB.

           Exhibit
           Number Description

             10.1 Special  Loan  Agreement dated  November  8, 1999  between the
                  Company and Bank of Oklahoma N.A.
             27   Financial Data Schedule.

           (b)  Reports on Form 8-K.

                 No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                   Signatures



In accordance with the requirements of the Exchange Act , the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                Home-Stake Oil & Gas Company
                                    (Registrant)


Date:  November 11, 1999        By:    /s/  Robert C. Simpson
                                    --------------------------------------------
                                     Robert C. Simpson
                                     Chairman of the Board, C.E.O.
                                     and President


Date:  November 11, 1999        By:    /s/  Chris K. Corcoran
                                    --------------------------------------------
                                     Chris K. Corcoran
                                     Executive Vice President,
                                     Chief Financial Officer and
                                     Corporate Secretary