Form 10KSB
period 1999-12-31
HOME STAKE OIL & GAS CO
filed 2000-03-30
CIK 882378

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999


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

                     Common Stock, par value $0.01 per share
                         Preferred Share Purchase Rights

        Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes X No

        Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

        State issuer's revenues for its most recent fiscal year:     $11,944,239


        As of March 29, 2000, 4,353,827 shares of the Registrant's Common Stock were outstanding. As of March 29, 2000, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $17,486,084 based on the last reported trading price reported on the Nasdaq SmallCap Market. (Officers and directors of the Registrant, and holders of more than 10% of the outstanding common stock, are considered affiliates for purposes of this calculation.)


                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 22, 2000, are incorporated by reference into Part III of this Form 10-KSB.

        Transitional Small Business Disclosure Format (Check one) Yes |_| No |X|

                          HOME-STAKE OIL & GAS COMPANY

                                   FORM 10-KSB
                          YEAR ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS

                                                                          Page
                                     PART I
Item 1.  Description of Business.........................................    1

Item 2.  Description of Property.........................................    5

Item 3.  Legal Proceedings...............................................   10

Item 4.  Submission of Matters to a Vote of Security Holders.............   11


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters........   11

Item 6.  Management's Discussion and Analysis............................   12

Item 7.  Financial Statements............................................   15

Item 8.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure..........................   15

                                    PART III

Item 9.  Directors, Executive Officers and Compliance with Section 16(a)
         of the Exchange Act.............................................   15

Item 10. Executive Compensation..........................................   15

Item 11. Security Ownership of Certain Beneficial Owners and Management..   15

Item 12. Certain Relationships and Related Transactions..................   15

Item 13. Exhibits and Reports on Form 8-K................................   16

Signatures       ........................................................   18

Index to Financial Statements............................................  F-1

                                     PART I


Item 1. Description of Business, Item 2. Description of Property, and Item 6. Management's Discussion and Analysis, include certain statements which are not historical fact, but are "forward looking statements". These forward looking statements are based on current expectations, estimates, assumptions and beliefs of management; and words such as "expects", "believes", "anticipates", "intends", "plans" and similar expressions are intended to identify such forward looking statements. Home-Stake Oil & Gas Company (the "Company" or "HSOG") does not undertake to update, revise or correct forward looking information. Readers are cautioned that such forward looking statements should be read in conjunction with the Company's disclosures under the heading "Forward Looking Statements", included on page 15 hereof.

ITEM 1. DESCRIPTION OF BUSINESS

General

The Company is actively engaged in the acquisition, exploration, development and production of oil and gas properties. Its principal geographic operating areas lie within the states of Oklahoma, Montana, New Mexico and Texas.

The Company was incorporated in the State of Oklahoma in 1917. The Company's principal business activity from the date of its incorporation through the early 1950's was the acquisition and leasing of oil and gas mineral interests. Accordingly, the Company's revenues were primarily from royalty interests in oil and gas production from the mineral interests in properties leased to others. In the 1950's the Company began participating as a working interest partner in the acquisition and drilling of oil and gas properties, primarily drilled and operated by industry partners. The Company also originated and participated in the drilling of a few of its own prospects and discovered several significant oil fields in south central Kansas during the 1950's. Beginning in 1985, the Company developed an exploration staff to generate, sell and drill its own prospects. The Company now also serves as operator for 49 producing wells.

In the mid-1970's the Company revised its business strategy to pursue a program to increase its revenues generated from the ownership of working interests in oil and gas properties relative to its revenues generated from royalty interests (resulting from the ownership and leasing of oil and gas mineral interests). The Company increased its relative investment in drilling ventures developed and sold by other industry partners and in the oil and gas properties that it acquired. In 1977, the Company received approximately 70% of its revenues from royalty interests, whereas, in 1999, approximately 26% of its revenues were from royalty interests.

At December 31, 1999,  the Company had estimated  proved  reserves of 42,840,578
Mcf of natural gas and 5,650,452 barrels of oil. Natural gas reserves constituted approximately 56% of the Company's reserves based on an "oil equivalent" basis (converting each six Mcf of natural gas to a barrel of oil, representing the estimated relative energy content of oil and natural gas).

Recent Developments

On February 29, 2000, the Company announced that it had engaged the investment banking firm of Stephens Inc. to assist it in exploring various strategic alternatives to maximize shareholder value and improve shareholder liquidity.

Merger

Effective December 31, 1997, The Home-Stake Royalty Corporation ("HSRC") was merged with and into the Company (the "Merger"). The Merger was accounted for as a purchase, with HSOG deemed to be the purchased entity for accounting purposes. Under the purchase method of accounting, the cost of the assets and liabilities acquired is allocated based on their fair value, with the operations of the acquired entity included with those of the acquiring entity from the date of acquisition. Accordingly, the historical tables and other information included in this report for activities during 1997 reflect such information for HSRC and do not include historical amounts for HSOG. However, information as of December 31, 1999 and 1998 and for the years then ended, includes the combined amounts for HSRC and HSOG (i.e. the merged entity).

Partnership

The Company serves as general partner of H-S Royalty, Ltd., an Oklahoma limited partnership (the "Partnership") formed in 1982. The Partnership was formed for the purpose of distributing to stockholders a 3/16th royalty interest, on a 20-year term basis, in 24,940 net mineral acres of nonproducing mineral interests owned by the Company which are located in ten states. Management of the Company distributed the royalty interests to allow stockholders to realize a portion of the direct economic benefits that result from the commercial production and sale of oil and gas, as well as the maximization of certain income tax benefits attributable to oil and gas producing activities. In connection with the administration of the Partnership, the Company receives a monthly administrative management fee of $500.

On February 18, 2000, the Board of Directors of the Company voted, pursuant to the terms of the Agreement of Limited Partnership, to terminate the Partnership, effective May 31, 2000. An independent engineering firm has been contracted to determine the fair market value of the assets of the Partnership. Upon receipt of the appraisal, it is the intent of the Company to purchase the assets of the Partnership at their appraised fair market value, pay all of the Partnership's debts and all expenses incurred in connection with the termination of the Partnership, and distribute the remaining funds to the Unit Holders and Limited Partners, as provided in the Agreement of Limited Partnership. At December 31, 1999, the Partnership had estimated proved developed producing reserves of 79,724 Mcf of natural gas and 9,975 barrels of oil.

Competition

Competition in the oil and gas industry is intense. In seeking to obtain desirable producing properties, new leases and exploration prospects, the Company faces competition from both major and independent oil and gas companies, as well as from numerous individuals and income and drilling programs. Many of these competitors have financial and other resources substantially in excess of those available to the Company. Alternate fuel sources, including heating oil and other fossil fuels, also present competition.

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

Exploration and Production

Exploration and production operations of the Company are subject to various types of regulation at the Federal, state, Indian and local levels. Such regulation includes requiring permits for the drilling of wells, maintaining bonding requirements in order to drill or operate wells, and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled and the plugging and abandoning of wells. The Company's operations are also subject to various conservation matters. These include the regulation of the size of drilling and spacing units or proration units and the density of wells which may be drilled and the unitization or pooling of oil and gas properties. In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases. State conservation laws establish maximum rates of production from oil and gas wells, generally prohibit the venting or flaring of gas and impose certain requirements regarding the ratability of production. In addition, some states have adopted limits on gas production that attempt to match production with market demand. The effect of these regulations is to limit the amounts of oil and gas the Company can produce from their wells, and to limit the number of wells or the locations at which the Company can drill.

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

The FERC regulates interstate natural gas transportation rates and service conditions, which affects the marketing of gas produced by the Company, as well as the revenues received from sales of such production. Since the mid-1980s, the FERC has issued a series of orders culminating in Order Nos. 636, 636-A and 636-B ("Order 636"), that have significantly altered the marketing and transportation of gas. Order 636 mandated a fundamental restructuring of interstate pipeline sales and transportation service, including the unbundling by interstate pipelines of the sales, transportation, storage and other components of the city-gate sales services such pipelines previously performed. One of the FERC's purposes in issuing the orders is to increase competition within all phases of the gas industry. Generally, Order 636 has eliminated or substantially reduced the interstate pipelines' traditional role as wholesalers of natural gas and has substantially increased competition and volatility in natural gas markets. While some regulatory uncertainty remains due to pending appeals of individual pipeline's implementation of Order 636, Order 636 may ultimately enhance the ability of producers such as the Company to market and transport their gas directly to end-users and local distribution companies, although it may also subject producers to greater competition and the more restrictive pipeline imbalance tolerances and greater associated penalties for violation of such tolerances.

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

Employees

At December 31, 1999, the Company employed 10 persons whose functions are associated with management, operations and mineral management, engineering, geology, land and gas contract administration, accounting and financial planning, and administration and data processing. The Company considers its relations with its employees to be excellent.

ITEM 2.  DESCRIPTION OF PROPERTY

General

The Company owns interests in 1,516 producing properties, including both working interests and royalty interests, located in 15 states. (For further details regarding these properties, see "Producing Wells" included elsewhere herein.) The Company is engaged in leasing of its minerals as well as the exploration, production and sale of natural gas, condensate and crude oil from its properties.

The Company has an extensive ownership of nonproducing perpetual minerals located in 16 states, including North Dakota, Oklahoma, Michigan, Texas, Montana and Mississippi. Such ownership comprises 3,336 properties covering 93,651 net acres. The Company may from time-to-time participate in exploration activities on certain of these properties, but generally sell leases on them to others, retaining a royalty interest in whatever production may be derived therefrom, thereby eliminating the risk in the exploration of such properties. At the present time, there are approximately 27 properties leased to others for such exploration comprising 955 net acres.

In addition, the Company owns a leasehold interest in 135 nonproducing properties comprising 9,022 net acres. These properties have varying lease terms, with most expiring in the next five years. These leasehold interests are located in ten states, including Montana, Oklahoma and Texas.

Current Activities

In 1999, the majority of the Company's drilling and development activities were located in the Arkoma Basin of Oklahoma and the Permian Basin of Texas and New Mexico. Most drilling the last few years has been developmental in nature (94% in 1999 and 63% in 1998) on both oil and gas properties. In 1999, there were nine oil wells and nine gas wells drilled; in 1998 there were nine oil wells and 15 gas wells drilled.

The primary focus of the Company's drilling and development activities during the next 12 to 18 months will continue to be in the Arkoma Basin of Oklahoma and the Permian Basin of New Mexico and Texas. During 2000, the Company's drilling activities will continue to be primarily developmental in nature. The Company is presently committed to participate in the drilling (or completion) of 16 (3.63 net) wells in 2000. The Company expects to operate six (2.72 net) of these wells. In 2000, the Company has budgeted $5.5 million for drilling activities, of which approximately $3 million has been committed.

The Company also continues to seek out attractive property acquisitions and in 1999 acquired two producing properties at auction.

Drilling Activity

During the periods indicated, the Company drilled or participated in the drilling of the following exploratory and development wells:


                                           Years ended December 31,
                                     1999            1998           1997*
                                Gross     Net   Gross     Net   Gross    Net
                                -----    ----   -----    ----   -----   ----
Exploratory:
 Productive...................      1     .53       4     .50       0    .00
 Nonproductive................      0     .00       5     .59       5    .82
                                   --    ----      --    ----      --    ---
   Total......................      1     .53       9    1.09       5    .82
                                   ==    ====      ==    ====      ==    ===
Development:
 Productive...................     16    2.51      14    2.25      14    .50
 Nonproductive................      1     .12       1     .18       6    .75
                                   --    ----      --    ----     ---   ----
   Total......................     17    2.63      15    2.43      20   1.25
                                   ==    ====      ==    ====      ==   ====
Total:
 Productive...................     17    3.04      18    2.75      14    .50
 Nonproductive................      1     .12       6     .77      11   1.57
                                  ---    ----      --    ----      --   ----
    Total.....................     18    3.16      24    3.52      25   2.07
                                  ===    ====     ===    ====      ==   ====

     The above well information excludes wells in which the Company has only a royalty or mineral interest.

* 1997 information is that of The Home-Stake Royalty Corporation prior to the merger, as explained on Page 1 of this Annual Report on Form 10-KSB.

At December 31, 1999, the Company was participating in the drilling of one (.25 net) well which was completed as a gas well producing 375 Mcf per day. In addition, the Company participated in six (.18 net) additional wells subsequent to year-end, two of which have been completed as producing oil wells and one as a producing gas well. The other three wells are in various stages of completion.

Operating Activities

The Company operates 49 producing wells and seven service wells located in 10 separate fields, which includes one waterflood consisting of nine producing wells and two service wells. In addition, the Company has a non-operator working interest ownership in approximately 270 other producing properties.

The Company operates wells in two fields in Dawson County, Montana. The operations in the Glendive Field consist of 12 producing wells and four saltwater disposal wells. The Gas City Field is unitized for secondary recovery operations and consists of nine producing wells and two water injection wells. Production is primarily from the Red River formation of Ordovician age in both of these fields.

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

The Company also operates one producing well and one drilling well in the Champmon Strawn Field in Gaines County, Texas and four wells and one drilling well in the Eunice Dome Field in Lea County, New Mexico.

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


                      Producing Properties as of December 31, 1999
-------------------------------------------------------------------------------
                                                               Gross     Net
                                                               -----     ---
Working interests -       Oil.............................      106          30
                          Gas.............................      215          22
Royalty interests -       Oil.............................      696         (1)
                          Gas.............................      499         (1)


(1) The term "net wells" is not applicable to a royalty interest since the Company has no working interest in the applicable well.

Acreage

As previously noted, the Company owns an interest in 1,516 producing properties, including royalty interests in 1,195 properties (comprising approximately 28,160 net acres) and working interests in 321 properties (comprising 15,100 net acres). The following table sets forth the Company's gross and net oil and gas leasehold acreage as of December 31, 1999.


                         Acreage as of December 31, 1999
-------------------------------------------------------------------------
                                                  Gross            Net
                                                  -----            ---
Developed Acreage:
  Leasehold..........................               73,203         13,460
  Mineral............................              300,482         29,778
Undeveloped Acreage:
  Leasehold..........................               20,708          9,022
  Mineral............................              637,374         93,651
                                                ----------     ----------
Total Acreage                                    1,031,767        145,911
                                                ==========     ==========


Proved Reserves

The following table reflects the proved reserves and proved developed producing reserves, the future net revenues and the present value of future net revenues from such reserves of the Company at December 31, 1999 as estimated by the Company. The quantities of the Company's proved reserves of oil and natural gas presented below, representing developed and undeveloped reserves, include only those amounts which the Company reasonably expects to recover in the future from known oil and gas reservoirs under existing economic and operating conditions. Proved developed producing reserves are limited to those quantities which are recoverable commercially from existing wells at current prices and costs, under existing regulatory practices and with existing technology. Accordingly, any changes in product prices, operating and developmental costs, regulations, technology or other factors could significantly increase or decrease estimates of the Company's proved developed producing reserves. The Company's proved undeveloped reserves include only those quantities which the Company reasonably expects to recover from the drilling of new wells based on geological evidence from directly offsetting wells. The risks of recovering these reserves are higher from both geological and mechanical perspectives than the risks of recovering developed reserves. The estimates of the Company's proved reserves do not include proved undeveloped reserves attributable to the Company's royalty interests. Although the Company believes there are proved undeveloped reserves associated with these royalty interests, it lacks the geological and geophysical data necessary to evaluate such reserves. Furthermore, the reserve estimates do not include reserves whose estimates of recoverability are less precise, commonly referred to as "probable" or "possible" reserves. The Company has no reserves outside the continental United States.

                Proved Oil and Gas Reserves at December 31, 1999
--------------------------------------------------------------------------------
                                                                  Present Value
                                 Oil        Gas       Future Net    of Future
                                (Bbls)      (Mcf)      Revenues  Net Revenues(1)
                               --------    -------    ----------   ------------
Proved reserves.............  5,650,452  42,840,578  $165,212,998  $ 85,055,731
Proved developed producing
   reserves.................  3,845,810  25,446,938  $106,118,532  $ 59,251,409
============================ ==========  ==========  ============= ============

(1) Present value of future net revenues before deducting the impact of federal and state income taxes (discounted at 10%).


The future net revenues are determined by using estimated quantities of proved reserves and proved developed producing reserves and the periods in which they are expected to be developed and produced based on December 31, 1999 economic conditions. The estimated future production is priced based on the actual prices in effect at December 31, 1999. The resulting estimated future gross revenues are reduced by estimated future costs to develop and produce the proved reserves based on December 31, 1999 cost levels, but not for debt service, general and administrative expense and income taxes. For additional information concerning the discounted future net revenues to be derived from these reserves and the disclosure of the standardized measure information in accordance with the provisions of Statement of Financial Accounting Standards No. 69, see "Supplementary Information on Oil and Gas Producing Activities (unaudited)" at page F-13 herein.


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


                                Royalty Interests

                                   1999          1998          1997*
                               ------------  ------------  ------------

Production:
   Oil (Bbls).................       92,434       104,536        55,014
   Gas (Mcf)..................      627,088       642,773       376,703

Average Sales Prices:
   Oil (per Bbl)..............       $16.86        $12.14        $18.97
   Gas (per Mcf)..............         2.16          2.04          2.52
============================== ============  ============  ============


                                Working Interests

                                     1999          1998         1997*
                               ------------  ------------ -------------

Production:
   Oil (Bbls).................      257,988       273,340       155,983
   Gas (Mcf)..................    1,995,167     1,846,862       831,761

Average Sales Prices:
   Oil (per Bbl)..............       $16.95        $12.10        $18.74
   Gas (per Mcf)..............         2.05          1.94          2.33

Average direct operating costs
   per barrel of oil
   equivalent(1)..............        $5.13         $5.22         $6.51

(1) This item relates only to working interests since royalty owners are not liable for operating costs. Barrels of oil equivalent are determined using the ratio of six Mcf of gas to one barrel of crude oil, condensate or natural gas liquids. See Item 6. Management's Discussion and Analysis, for further discussion of these costs.

* 1997 information is that of The Home-Stake Royalty Corporation prior to the merger, as explained on Page 1 of this Annual Report on Form 10-KSB.






ITEM 3. LEGAL PROCEEDINGS

The Company is involved in various minor legal actions arising in the normal course of business. In the opinion of management, the Company's liabilities, if any, in these matters will not have a material effect on the Company's financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the Company's stockholders during the fourth quarter of the fiscal year ended December 31, 1999.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of December 31, 1999, the Company had approximately 465 known holders of record of its common stock . Prior to February 12, 1998, the Company's common stock was listed in the "pink sheets" published by the National Quotation Bureau. Trades were limited and, accordingly, there was no established public trading market for the stock as defined in Item 201(a)(1) of SEC Regulation S-B. On February 12, 1998 the Company's common stock began trading on the Over-the-Counter Bulletin Board and on May 11, 1998, began trading on the Nasdaq SmallCap Market under the symbol "HSOG". The table below reflects the high and low sales prices per share for the Company's common stock as reported on either the Over-the-Counter Bulletin Board or the Nasdaq SmallCap Market for the period indicated.


                                                  1998
                                                  ----
              Quarter                      Low            High
              -------                      ---            ----
First...............................     $ 4.500        $ 6.250
Second..............................     $ 5.250        $ 8.000
Third...............................     $ 5.375        $ 6.750
Fourth..............................     $ 4.625        $ 5.750

                                                  1999
                                                  ----
First...............................     $ 4.000        $ 5.000
Second..............................     $ 3.250        $ 4.500
Third...............................     $ 4.125        $ 4.625
Fourth..............................     $ 4.625        $ 7.000

The following table sets forth the per share amount of cash dividends declared and paid by the Company on its common stock during the periods indicated.


                                             Cash Dividends
                                            Declared and Paid
                                              Per Share of
                                              Common Stock

      Years ended December 31,             1999           1998

First Quarter........................      $ .02         $  .02
Second Quarter.......................        .02            .02
Third Quarter........................        .02            .02
Fourth Quarter.......................        .03            .02

On February 18, 2000 the Company's Board of Directors increased the cash dividend for the first quarter of 2000 to $ .035 per share. The Company has historically paid quarterly cash dividends to its stockholders. The Company's Board of Directors has adopted a dividend policy that provides for the payment of quarterly dividends, dependent on numerous factors, including future earnings, anticipated capital requirements, the financial condition and prospects of the Company, and such other factors as the Board may deem relevant. In addition, future dividends may be restricted pursuant to the terms of the loan agreement between the Company and Bank of Oklahoma, N.A. See "Management's Discussion and Analysis" below for a description of these restrictions.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with the Company's financial statements and notes thereto included elsewhere herein.

Results of Operations

Net income for 1999 increased to $2,374,632 from a loss of $4,732,213 in 1998. The factors contributing to this increase in earnings are as follows:

Crude oil sales increased $1,355,750 (30%), primarily due to the increase in crude oil prices. The average sales price per barrel increased 40% from $12.11 in 1998 to $16.93 in 1999. Production decreased 7% to 350,422 barrels due to natural depletion of existing reserves and the loss of production on properties sold, partially offset by production from new discoveries late in the year.

Natural gas sales increased 11% ($550,009) primarily due to the combination of increased sales volumes and average sales prices. Natural gas sales volumes increased 132,625 Mcf due primarily to higher production from discoveries and acquisitions during 1999 and the last half of 1998. The average sales price of the Company's natural gas increased 6% from $1.96 per Mcf in 1998 to $2.08 per Mcf in 1999.

Gains on sales of assets increased $201,786 in 1999. The Company had several property sales in 1999, including its interest in the outside operated Pine Unit on which it recorded a gain of $142,000. The Company had no significant property sales in 1998.

Production expenses remained essentially unchanged. Lease operating expenses deceased $226,483 (9%) due primarily to lower maintenance costs on several of the Company's properties. This decrease was offset by higher production taxes which increased $227,610 as a result of the higher crude oil and natural gas sales described above.

Exploration expenses decreased $1,276,978. Dry hole costs decreased $706,438; the Company participated in only one dry hole in 1999. Condemned and abandoned property expenses were $570,540 lower in 1999. Prior year's expense included the abandonment of certain nonproducing leasehold costs on acreage the Company was unable to drill due to lower product prices.

General and administrative expense decreased 18% ($404,314) in 1999. This decrease is primarily attributable to lower personnel related costs resulting from personnel lay-offs in late 1998. In addition, 1998 expense included $62,771 in costs related to the merger of The Home-Stake Royalty Corporation with and into the Company on December 31, 1997. There were no comparable costs in 1999.

Depreciation, depletion and amortization expense decreased $2,547,763. The carrying values of the Company's properties (original costs reduced by accumulated depreciation, depletion and amortization) are amortized over the estimated property lives. In 1998, the Company recorded a significant impairment adjustment in the carrying value of its producing oil and gas properties recorded (described below). Accordingly, the future rates of amortization were decreased, resulting in lower depreciation, depletion and amortization expense.

Impairment of producing oil and gas properties decreased $4,296,695 in 1999. The carrying value of the Company's properties are assessed for possible impairment whenever facts and circumstances indicate such amounts may not be recoverable, based on estimated future net cash flows. During 1998, prices for crude oil and natural gas decreased significantly. Accordingly, the estimated future cash flows from producing properties decreased significantly in 1998. As a result, in 1998 the Company recorded an impairment adjustment in the carrying value of its producing oil and gas properties in the amount of $4,775,867.

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

In 1999, the Company spent $1.7 million for exploration and development activities and $875,000 on acquisitions. The Company has budgeted $5.5 million for exploration and development activities in 2000, of which approximately $3 million has been committed.

The working capital deficit at December 31, 1999 was approximately $700,000. Despite this deficit, the Company's working capital and internally generated cash flows from operations are expected to be sufficient to finance the Company's note payments and budgeted 2000 exploration and development activities. In addition, the Company's line of credit described below is expected to be extended into 2001.

During 1999, the Company made note payments of $4,470,000, reducing its outstanding bank debt to $2.5 million at year-end. On November 8, 1999, the Company entered into a new credit facility with a different bank. The Company borrowed $3.4 million (reduced to $2.5 million at December 31, 1999) under the long-term loan provisions of that facility which requires monthly principal payments of $100,000, plus interest at prime less 3/4% (7 3/4% at December 31, 1999). This credit facility also provides for a revolving term line-of-credit until November 30, 2000, in the amount of $5 million, requiring monthly payments of interest at prime less 1%. There are no amounts borrowed under this revolving term line-of-credit. This credit facility includes certain covenants which require, among other things, that the Company maintain a minimum net worth of not less than $14 million. In addition, the Company's annual cash dividends are limited to 15% of cash from operations, less scheduled note payments. In connection with the line of credit, the Company pays a commitment fee of three-eights of one percent (3/8%) per annum on the unused portion of the line.

Average direct operating costs per barrel of oil equivalent are dependent upon several factors, including principally the nature of a company's operations. For example, gas properties are generally more economical to operate than oil properties. Likewise, oil wells in a form of primary recovery (flowing or pumping) are more economical to operate than oil wells in a form of secondary recovery, such as waterfloods. The Company has large interests in two waterfloods and one water-drive operation. These properties contributed approximately 32% of the total working interest barrels of oil equivalent production in 1999 but were responsible for approximately 59% of the direct operating costs. Excluding these waterflood properties, the Company's direct operating costs per barrel of oil equivalent in 1999 was $3.10.

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

Year 2000 Readiness

The Company began addressing the impact of Year 2000 (Y2K) on its operations in mid 1997. This problem existed for certain computer systems due to the use of a two digit year in most computer software. If left unchanged, beginning on January 1, 2000, those computers would have interpreted the year as 1900 instead of 2000. Although the primary affects of this problem were related to computer systems, the problem had the potential of affecting other office equipment such as copiers, facsimile machines, telephone system, postage metering equipment and any other equipment or devices which might contain date-dependent embedded computer processor chips.

All Y2K compliance modifications and confirmations were done by existing Company personnel in the ordinary performance of their duties, without incurring the expense of outside consultants or additional employees. The Company is unable to estimate its internal costs associated with its Y2K readiness efforts.

The Company did not experience any significant adverse Year 2000 effects on its systems and operations and does not expect any in the future.

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

Forward Looking Statements

Certain statements included in this report which are not historical facts are "forward looking statements", including statements with respect to oil and gas reserves, the number and location of wells to be drilled, future capital expenditures (including the amount and nature thereof), anticipated date of repayment of bank debt, extension of existing line of credit, Y2K readiness and other such matters. These forward looking statements are based on current expectations, estimates, assumptions and beliefs of management; and words such as "expects", "believes", "anticipates", "intends", "plans" and similar expressions are intended to identify such forward looking statements. These forward looking statements involve risks and uncertainties, including, but not limited to: dependence upon the prices for oil and natural gas which prices are subject to significant fluctuations in response to relatively minor changes in supply and demand for such products, market uncertainty, political conditions in oil producing regions, domestic and foreign government regulations, the price and availability of alternative fuels and a variety of other factors; competition in the acquisition of oil and gas properties and the development, production and marketing of oil and natural gas; operating hazards typically associated with the exploration, development, production and transportation of oil and natural gas; federal, state and local laws relating to the exploration, development, production and marketing of oil and natural gas, including environmental and safety matters; changes in laws and regulations; and other factors, most of which are beyond the control of the Company. Accordingly, actual results and developments may differ materially from those expressed in the forward looking statements. The Company assumes no obligation to update publicly any forward looking statements, whether as a result of new information, future events or otherwise.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by this Item is incorporated by reference from sections of the Company's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders (the "Proxy Statement") entitled "Election of Directors", "Executive Officers of the Company" and "Section 16(a) Beneficial Ownership Reporting Compliance".

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

   Exhibit
   Number    Description
   ------    -----------
     3.1 Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998).

     3.2 Bylaws of the Company, as amended (filed as Exhibit 3.2 to the Company's Annual Report on Form 10- KSB for the year ended December 31, 1997).

     4.1 Rights Agreement dated as of January 3, 2000, by and between the Company and UMB Bank, N.A., as Rights Agent, (filed as Exhibit 4.1 to the Company's Registration Statement on Form 8-A dated March 22,
          2000).

     4.2 Certificate of Designations of Series A Junior Participating Preferred Stock of the Company.

   *10.1 Amended and Restated Home-Stake Oil & Gas Company Key Employee Incentive Bonus Plan (filed as Exhibit 10.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997).

   *10.2 Amended and Restated Employment Agreement by and between Robert C. Simpson and the Company dated November 4, 1999.

   *10.3 Employment Agreement by and between Chris K. Corcoran and the Company dated November 4, 1999.

   *10.4 Amended and Restated Home-Stake Oil & Gas Company Change in Control Severance Pay Plan, dated November 4, 1999.

   *10.5  Home-Stake  Oil & Gas  Company  1997  Incentive  Stock Plan  (filed as
          Exhibit 10.4 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997).

   *10.6 Amendment dated November 4, 1999 to the Home-Stake Oil & Gas Company 1997 Incentive Stock Plan.

   *10.7 Form of Indemnity Agreement between the Company and each Director, dated May 14, 1996 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996).

    10.8 Special Loan Agreement dated November 8, 1999 between the Company and Bank of Oklahoma, N.A. (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB, for the quarter ended September 30,
          1999).

    10.9 First Amendment to Special Loan Agreement dated February 9, 2000 between the Company and Bank of Oklahoma, N.A.

    23    Consent of Independent Auditors

    27    Financial Data Schedule.


         * Management contract or compensatory plan or arrangement.

    (b)  Reports on Form 8-K:

       A report on Form 8-K dated December 22, 1999, was filed during the fourth quarter of the fiscal year ended December 31, 1999, reporting under Item 5 the Company's adoption of a new shareholder rights plan to replace the Company's prior plan that expired on January 3, 2000.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     HOME-STAKE OIL & GAS COMPANY



Date:    March 29, 2000              By:  /s/ Robert C. Simpson
                                         ----------------------
                                          Robert C. Simpson
                                          Chairman of the Board, Chief Executive
                                          Officer and President

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

        Signature                       Title                         Date
----------------------------   --------------------------------  --------------


 /s/ Robert C. Simpson         Director, Chairman of the Board,  March 29, 2000
----------------------------   Chief Executive Officer and
Robert C. Simpson              President
                               (Principal Executive Officer)

 /s/ Chris K. Corcoran         Director, Executive Vice          March 29, 2000
----------------------------   President, and Chief Financial
Chris K. Corcoran              Officer
                               (Principal Financial and
                               Accounting Officer)

 /s/ L.W. Allegood             Director                          March 29, 2000
----------------------------
L.W. Allegood

 /s/ Larry F. Grindstaff       Director                          March 29, 2000
----------------------------
Larry F. Grindstaff

 /s/ Ronald O. Gutman          Director                          March 29, 2000
----------------------------
Ronald O. Gutman

 /s/ James L. Houghton         Director                          March 29, 2000
----------------------------
James L. Houghton

 /s/ Joseph J. McCain, Jr.     Director                          March 29, 2000
----------------------------
Joseph J. McCain, Jr.

 /s/ I. Wistar Morris, III     Director                          March 29, 2000
----------------------------
I. Wistar Morris, III

                          HOME-STAKE OIL & GAS COMPANY

                          INDEX TO FINANCIAL STATEMENTS



Covered by Report of Independent Auditors

Report of Independent Auditors....................................        F-2
Balance Sheets as of December 31, 1999 and 1998...................        F-3
Statements of Operations and Retained Earnings for the years
  ended December 31, 1999 and 1998................................        F-4
Statements of Cash Flows for the years ended December 31,
  1999 and 1998...................................................        F-5
Notes to Financial Statements.....................................        F-6


Not Covered by Report of Independent Auditors

Supplemental Information on Oil and Gas Producing Activities for
  the years ended December 31, 1999 and 1998 (unaudited)..........        F-12

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

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements listed in the accompanying index to financial statements (Item 7) present fairly, in all material respects, the financial position of Home-Stake Oil & Gas Company at December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.


                                                         /s/ ERNST & YOUNG LLP

Tulsa, Oklahoma
March 24, 2000

                          HOME-STAKE OIL & GAS COMPANY
                                 BALANCE SHEETS
                           December 31, 1999 and 1998


                                     ASSETS

                                                          1999         1998
                                                          ----         ----
Current assets:
  Cash and cash equivalents......................... $     84,458  $    212,031
  Accounts receivable...............................    1,746,062     1,476,995
  Prepaid expenses..................................      140,810       238,253
                                                     ------------  ------------
         Total current assets.......................    1,971,330     1,927,279

Property and equipment, at cost:
  Producing oil and gas leases (working interests)..   38,575,791    37,054,044
  Producing oil and gas royalties...................    8,976,185     9,006,126
  Nonproducing oil and gas properties...............    1,749,102     1,494,000
  Office equipment and other........................      520,160       526,176
                                                     ------------  ------------
                                                       49,821,238    48,080,346
  Less accumulated depreciation,
     depletion and amortization.....................   26,856,930    24,727,189
                                                     ------------  ------------
         Net property and equipment.................   22,964,308    23,353,157

Other assets........................................      247,382       237,781
                                                     ------------  ------------
                                                     $ 25,183,020  $ 25,518,217

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities.......... $  1,097,442  $    897,720
  Income taxes payable..............................      368,353             -
  Current notes payable (Note 2)....................    1,200,000     1,945,000
                                                    -------------  ------------
         Total current liabilities..................    2,665,795     2,842,720
Long-term notes payable (Note 2)....................    1,300,000     4,290,000
Deferred income taxes (Note 3)......................    3,362,953     2,914,813

Stockholders' equity (Note 6):
  Preferred  stock,  $1 par value -  2,000,000
     shares  authorized;  none issued
  Common stock, $ .01 par value - 12,000,000
     shares authorized, 4,597,363 shares
     issued - 1999, 4,517,363 shares
     issued - 1998............................             45,974        45,174
  Additional paid-in capital.........................  15,855,821    15,460,621
  Retained earnings..................................   3,260,533     1,272,945
                                                     ------------  ------------
                                                       19,162,328    16,778,740
  Less treasury stock, at cost - 243,536 shares......  (1,308,056)   (1,308,056)
                                                     ------------  ------------
         Total stockholders' equity..................  17,854,272    15,470,684
                                                     ------------  ------------
                                                     $ 25,183,020  $ 25,518,217

                             See accompanying notes.

                          HOME-STAKE OIL & GAS COMPANY
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                     Years ended December 31, 1999 and 1998




                                                         1999          1998
                                                         ----          ----
Revenues:
     Oil and gas sales.............................. $ 11,498,813  $  9,565,933
     Gain on sales of assets........................      211,733         9,947
     Other income...................................      233,693       413,728
                                                     ------------  ------------
                                                       11,944,239     9,989,608
Costs and expenses:
     Production.....................................    3,236,123     3,234,996
     Exploration....................................       85,562     1,362,540
   General and administrative.......................    1,832,871     2,237,185
     Depreciation, depletion and amortization.......    2,343,931     4,891,694
   Impairment of producing oil and gas properties...      479,172     4,775,867
     Interest.......................................      378,751       375,800
     Property and other taxes.......................      172,616       262,438
                                                     ------------  ------------
                                                        8,529,026    17,140,520
Income (loss) before provision for income taxes.....    3,415,213    (7,150,912)

Provision for (benefit from) income taxes (Note 3):
     Current........................................      592,441      (125,964)
     Deferred.......................................      448,140    (2,292,735)
                                                     ------------  ------------
                                                        1,040,581    (2,418,699)
                                                     ------------  ------------
Net income (loss)...................................    2,374,632    (4,732,213)

Retained earnings at beginning of year..............    1,272,945     6,359,862

Cash dividends ($ .09 per share - 1999,
   $ .08 per share - 1998)..........................     (387,044)     (354,704)
                                                     ------------  ------------

Retained earnings at end of year.................... $  3,260,533  $  1,272,945
                                                     ============  ============

Weighted average number of shares outstanding
     Basic..........................................    4,280,622     4,460,891
                                                        =========     =========
     Diluted........................................    4,287,064     4,460,891
                                                        =========     =========

Net income (loss) per common share -
     basic and diluted..............................        $ .55        $(1.06)
                                                            =====        ======

                             See accompanying notes.

                          HOME-STAKE OIL & GAS COMPANY
                            STATEMENTS OF CASH FLOWS
                     Years ended December 31, 1999 and 1998


                                                         1999          1998
                                                         ----          ----
Operating activities:
  Oil and gas sales, net of production taxes........ $ 10,020,323  $  9,562,002
  Other.............................................      233,693       413,728
                                                     ------------  ------------
                                                       10,254,016     9,975,730

  Cash paid to suppliers and employees..............    3,981,238     5,504,398
  Interest paid.....................................      378,751       375,800
  Property and other taxes..........................      172,616       262,438
  Income taxes paid (refunded)......................      (74,999)      265,945
                                                     ------------  ------------
                                                        4,457,606     6,408,581
    Net cash provided by operating activities.......    5,796,410     3,567,149

Investing activities:
  Proceeds from sales of property and equipment.....      586,484       100,002
  Acquisition of property and equipment.............   (2,784,856)   (9,540,604)
                                                     ------------  ------------
    Net cash used in investing activities...........   (2,198,372)   (9,440,602)

Financing activities:
  Proceeds from notes payable.......................      735,000     7,225,000
  Note payments.....................................   (4,470,000)     (990,000)
  Proceeds from exercise of stock options...........      396,000             -
  Purchase of treasury stock........................            -    (1,308,056)
  Cash dividends paid...............................     (386,611)     (349,242)
                                                     ------------  ------------
    Net cash provided by (used in)
     financing activities...........................   (3,725,611)    4,577,702
                                                     ------------  ------------
Net decrease in cash................................     (127,573)   (1,295,751)
Cash and cash equivalents at beginning of year......      212,031     1,507,782
                                                     ------------  ------------
Cash and cash equivalents at end of year............ $     84,458  $    212,031
                                                     ============  ============

Reconciliation of net income (loss) to net cash
    provided by operating activities:
Net income (loss)................................... $  2,374,632  $ (4,732,213)
Reconciling adjustments:
  Depreciation, depletion and amortization and
     impairment.....................................    2,823,103     9,667,561
  Gain on sales of assets...........................     (211,733)       (9,947)
  Dry hole costs and condemned and
     abandoned properties...........................       85,562     1,362,540
  Deferred income taxes.............................      448,140    (2,292,735)
  Changes in other assets and liabilities:
    Accounts receivable.............................      (39,420)      (96,273)
    Prepaid expenses and other assets...............       87,842       (40,655)
    Accounts payable................................     (140,088)     (198,288)
    Other liabilities...............................      368,372       (92,841)
                                                     ------------  ------------
Net cash provided by operating activities...........   $5,796,410  $  3,567,149
                                                     ============  ============

                             See accompanying notes.

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

Environmental costs

Environmental liabilities, which historically have not been material, are recognized when it is probable that a loss has been incurred and the amount of that loss is reasonably estimable. Environmental liabilities, when accrued, are based upon estimates of expected future costs without discounting. At December 31, 1999 there are no such costs accrued.

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

Impairment of producing properties is measured based on their discounted estimated future net cash flows. As a result of the significant decreases in the average prices of crude oil and natural gas during 1998, the Company's estimated future net cash flows at December 31, 1998 were reduced, resulting in an impairment charge of $4,775,867 in 1998.

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

Oil and gas sales

The Company sells most of its crude oil and natural gas concurrent with production and does not store significant volumes for future sales. Revenue is recognized on the "sales method" when oil and gas are sold. Under this method, the Company may "sell" more or less than its proportionate share of gas production in a given period, creating an imbalance position. However, an asset or liability is recorded only to the extent that the Company's imbalance position in a property cannot be recouped from remaining reserves. The Company's net imbalance positions at December 31, 1999 and 1998 were not material.

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

                          HOME-STAKE OIL & GAS COMPANY
                  NOTES TO FINANCIAL STATEMENTS - (Continued)

Note 2 - Notes payable

Notes payable at December 31, 1999 and 1998 consisted of the following balances:

                                                1999            1998
                                                ----            ----
Bank notes..............................    $ 2,500,000     $ 6,235,000
  Less current portion..................      1,200,000      1,945,000
                                            -----------     ----------
                                            $ 1,300,000     $ 4,290,000
                                            ===========     ===========

During 1998, the Company entered into a credit facility with its bank that provided long-term financing for the acquisition of properties and an operating line-of-credit. The Company borrowed $6.6 million under the long-term loan that required monthly principal payments of $110,000, plus interest at prime less 1/2% (7 1/4 % at December 31, 1998). This credit facility also provided for a revolving term line-of-credit until May 1, 1999, in the amount of $5 million, requiring monthly payments of interest at prime less 1% (6 3/4 % at December 31, 1998). The Company had $625,000 borrowed under this line of credit at December 31, 1998. In connection with this line-of-credit, the Company paid a commitment fee of one-half of one percent (1/2%) per annum on the unused portion of the line.

During 1999, the Company executed a new credit facility. The Company borrowed $3.4 million under the long-term portion of the new credit facility that requires monthly principal payments of $100,000, plus interest at prime less 3/4% (7 3/4 % at December 31, 1999). Proceeds from the new facility were used to retire the previous bank loan. Under this new credit facility, the Company also has a revolving term line-of-credit in the amount of $5 million available until November 30, 2000, which provides for monthly payments of interest on the outstanding borrowings at bank prime less 1%. At December 31, 1999, the Company had no borrowings under this line. In connection with this line-of-credit, the Company pays a commitment fee of three-eights of one percent (3/8%) per annum on the unused portion of the line.

The Company's new credit facility, which is secured by certain of the Company's producing properties, includes certain loan covenants which require, among other things, that the Company maintain a minimum net worth of not less than $14 million. This facility also provides that annual cash dividends shall not exceed 15% of cash from operations, less scheduled note payments.

Note 3 - Income taxes

Deferred income taxes represent the net tax effects associated with temporary differences in the net book values of certain assets and liabilities for financial reporting and income tax purposes. Significant components of the Company's deferred income tax liabilities and assets at December 31, are as follows:

                                                        1999            1998
                                                        ----            ----
Deferred tax liabilities:
  Intangible drilling costs........................ $ 1,543,249     $ 1,520,505
  Excess of tax over book depreciation.............     333,508         297,864
  Leasehold costs..................................   1,511,829       1,558,630
                                                    -----------     -----------
                                                      3,388,586       3,376,999
Deferred tax assets:
  Alternative minimum tax credit carryforwards.....           -         281,756
  Statutory depletion carryforwards................           -         138,610
  Deferred compensation accrual....................           -           9,778
  Other (net)......................................      25,633          32,042
                                                    -----------     -----------
                                                         25,633         462,186
                                                    -----------     -----------
Net deferred tax liability......................... $ 3,362,953     $ 2,914,813
                                                    ===========     ===========

The reconciliation of the income tax provision to the "expected" provision computed at the statutory federal income tax rate is as follows:

                                                       1999            1998
                                                       ----            ----

Computed "expected" provision (benefit).........    $ 1,161,172     $(2,431,310)
Excess statutory depletion......................       (105,381)       (149,363)
Other...........................................        (15,210)        161,974
                                                    -----------     -----------
Provision for (benefit from) income taxes.......    $ 1,040,581     $(2,418,699)
                                                    ===========     ===========

Note 4 - Benefit plans

The Company has a 401(k) Profit Sharing Plan covering substantially all the Company's employees that have completed one year of service and provides for a mandatory Company contribution equal to 3% of the employee's compensation and an additional matching Company contribution of up to 3%. Company contributions to the Plan were $44,570 and $51,496 in 1999 and 1998, respectively.

Note 5 - Commitments and contingencies

The Company has a non-cancelable operating lease covering its office space through December 31, 2003. This lease provides for annual rental payments of $125,592, subject to an annual expense adjustment.

The Company is involved in various legal actions arising in the normal course of business. In the opinion of management and legal counsel, the Company's liabilities, if any, in these matters will not have a material effect on the Company's financial position, results of operations or cash flows.

Note 6 - Stockholders' Equity

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

Shareholder Rights Plan

The Company has a Shareholder Rights Plan and has distributed to its shareholders one "Right" for each outstanding share of common stock. The Rights expire January 3, 2010 and are exercisable only if a person or group acquires 15% or more of the Company's common stock or commences a tender offer that would result in a person or group acquiring 15% or more of the Company's common stock. Each Right will entitle the holder to purchase one one-thousandth of a share of a new series of junior participating preferred stock at an exercise price of $22. If the Company is acquired in a merger or other business combination transaction after a person has acquired 15% or more of the Company's common stock, each Right will entitle its holder to purchase, at the exercise price, a number of the acquiring company's common stock having a market value of twice such price. In addition, if a person or group acquires 15% or more of the Company's common stock, each Right will entitle its holder (other than such person or group) to purchase, at the exercise price, a number of the Company's common stock having a market value of twice such price. Prior to the acquisition by a person or group of 15% or more of the Company's common stock, the Rights are redeemable in whole, but not in part, at a price of $.01 per Right at the option of the Company's Board of Directors.

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

During 1999 and 1998, the Board of Directors granted stock options in varying amounts to all employees at exercise prices ranging from $4.50 per share to $5.00 per share, representing the market price of the common stock on the date of grant. Certain of these options vested immediately, with the remainder vesting over a 5-year period. These options all expire 10 years after the date of grant. In addition, there were non-qualified options issued to all outside directors in the aggregate amount of 120,000 shares that are exercisable immediately, at an option price of $4.50 per share, representing the market price of the common stock on the date of grant. Directors' options expire 5 years after the date of grant.

The  following   summary   reflects  the  stock  option   activity  and  related
information:


                                       1999                    1998
                                --------------------   --------------------
                                           Weighted-              Weighted-
                                            average                average
                                           Exercise               Exercise
                                Options     Price       Options     Price
                                -------    ---------    -------   ---------
Outstanding at January 1,...... 231,250    $ 4.50             -     $ 0.00

Granted........................ 222,686      4.90       255,250       4.50

Exercised...................... (80,000)     4.95             -       0.00

Forfeited......................  (2,200)     4.50       (24,000       4.50
                                -------

Outstanding at December 31,....  371,736   $ 4.64       231,250     $ 4.50
                                ========   ======      ========     ======

Exercisable at December 31,....  246,136   $ 4.71       105,250     $ 4.50
                                ========   ======      ========     ======

Shares available for
     future grants.............        -                220,486
                                ========               ========

The following table summarizes information about options outstanding at December 31, 1999:

                                        Outstanding Options          Exercisable
                                    ----------------------------     -----------
       Exercise Price               Remaining Life       Options       Options
--------------------------------------------------------------------------------
$4.50 ..........................        6.23             266,050        140,450
$5.00 ..........................        9.83             105,686        105,686
                                       -----            --------
Total ..........................        7.16             371,736        246,136
                                                        ========       ========

The Company follows the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", in accounting for the Stock Plan. Accordingly, since the exercise price of stock options are equal to the market price of the common stock at the date of grant, no compensation expense is recorded. The following table reflects the Company's pro forma operating results and earnings per share in 1999 and 1998 had the fair value provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", been applied:


                                               1999        1998
                                              -----        ----
Net income (loss):

    As reported........................   $  2,374,632  $ (4,732,213)

    Pro forma..........................      2,136,039    (4,876,818)


Net income (loss) per share - basic & diluted:

    As reported........................   $       0.55  $      (1.06)

    Pro forma..........................           0.50         (1.09)

The pro forma amounts shown above may not be representative of future results since the estimated fair value of options is amortized to expense over the vesting period.

The weighted average fair values of options at their date of grant during 1999 and 1998 were $1.73 and $1.62, respectively. The fair value of each option is estimated as of the date of grant using the Black-Sholes option-pricing model with the following weighted-average assumption used:


                                               1999     1998
                                              -----     ----

  Expected lives of options in years.....        5         5

  Expected stock volatility..............       39%       40%

  Risk-free interest rate................      6.0%      4.9%

  Dividend yield.........................      2.1%      1.8%

                          HOME-STAKE OIL & GAS COMPANY
           SUPPLEMENTAL INFORMATION ON OIL & GAS PRODUCING ACTIVITIES
                                   (unaudited)


Estimated quantities of proved oil and gas reserves

Changes in estimated proved oil and gas reserve quantities are summarized as follows:


                                       1999                     1998
                                      ------                   ------
                                 Oil           Gas         Oil          Gas
                               (Bbls)         (Mcf)       (Bbls)       (Mcf)
                               ------         -----       ------       -----
Proved developed and
     undeveloped:
   Beginning of year..........  2,994,928   21,412,481   4,470,192  18,540,196
   Revisions of previous
     estimates................    918,629    6,782,415  (1,231,355)   (228,628)
   Purchases of reserves
     in-place.................     41,972    1,081,196     122,765   4,718,680
   Extensions, discoveries
     and other additions......  1,438,144    9,045,430      11,202     872,003
   Proved undeveloped
     reserves added*..........    703,523    7,483,003           -           -
   Sales of reserves in-place.    (96,322)    (341,692)          -           -
   Production.................   (350,422)  (2,622,255)   (377,876) (2,489,770)
                               ----------   ----------  ----------  ----------
   End of year................  5,650,452   42,840,578   2,994,928  21,412,481
                               ==========   ==========  ==========  ==========
Proved developed producing:
  Beginning of year...........   2,912,403  18,372,372   4,386,132  15,902,988
                               ===========  ==========  ==========  ==========
  End of year.................   3,845,810  25,446,938   2,912,403  18,372,372
                               ===========  ==========  ==========  ==========

* During 1999 the Company reviewed all of its working interest properties completed prior to 1999 and identified additional proved undeveloped reserves not previously associated with those properties. Such reserves were not previously thought to be significant and accordingly, had not been extensively evaluated and quantified.

The estimates of oil and gas reserves were prepared by Company employees and do not include proved undeveloped reserves attributable to royalty interests. Although the Company believes there are proved undeveloped reserves associated with its royalty interests, it lacks the geological and geophysical data necessary to evaluate such reserves. Furthermore, these estimates do not include reserves whose estimates or recoverability are less precise, commonly referred to as "probable" or "possible" reserves. The Company has no reserves outside the continental United States.

Standardized measure of discounted future net cash flows

In  accordance  with the  requirements  of  Statement  of  Financial  Accounting
Standards No. 69 ("SFAS No. 69") presented below are projections of future net oil and gas cash flows (sales less production taxes, operating expenses, certain development costs and estimated income taxes) and related present values of proved oil and gas reserves. As required by SFAS No. 69, these projections are based on end of period prices and costs, held constant for all future periods. The reserve estimates and related standardized measure disclosures at December 31, 1999 are based on average oil prices of $21.47 per barrel and average natural gas prices of $2.53 per Mcf. Present values of the future net oil and gas cash flows were calculated using a 10% discount factor as required. While this information was developed with reasonable care and disclosed in good faith, it is emphasized that some of the data are necessarily imprecise and represent only approximate amounts because of the subjective judgments involved in developing such information. Accordingly, this information may not represent the present financial condition of the Company or its expected future results. This information does not include any amounts applicable to "probable" or "possible" reserves which may become proved in the future. Although these disclosures have been prepared in accordance with

                          HOME-STAKE OIL & GAS COMPANY
           SUPPLEMENTAL INFORMATION ON OIL & GAS PRODUCING ACTIVITIES
                                   (unaudited)


SFAS No. 69, this information does not purport to present the fair market value of the Company's oil and gas properties or a fair estimate of the present value of future cash flows expected to be obtained from their production. The reserve estimates, while carefully made, may be significantly revised based on future events. In addition, estimates of the timing of production, actual prices realized and related production costs and taxes may also vary significantly from those used in these calculations.


                                                         1999          1998
                                                         ----          ----
Future net cash flows:
  Oil and gas sales................................  $229,558,260  $ 70,149,666
  Lease operating expenses.........................   (37,194,408)  (19,006,610)
  Production taxes.................................   (17,080,759)   (5,629,857)
  Development costs................................   (10,070,095)     (616,777)
  Income taxes.....................................   (47,502,448)  (11,486,053)
                                                     ------------  ------------
                                                      117,710,550    33,410,369
     Less discount to present value at 10% rate....   (55,220,753)  (11,673,440)
                                                     ------------  ------------
Standardized measure of discounted future net
     cash flows....................................  $ 62,489,797  $ 21,736,929
                                                     ============  ============

The following information summarizes the principal changes in the standardized measure of discounted future net cash flows.


                                                         1999          1998
                                                         ----          ----
Beginning of year................................... $ 21,736,929  $ 33,191,435
Sales of oil and gas, net of production costs.......   (8,145,525)   (6,233,288)
Net changes in prices and production costs..........   17,671,956   (12,766,121)
Extensions and discoveries..........................   21,794,814       705,777
Proved undeveloped reserves added...................   13,798,291             -
Purchases of reserves-in-place......................      459,889     4,301,677
Sales of reserves-in-place..........................   (1,188,827)            -
Revisions of previous quantity estimates............   14,951,980    (5,733,382)
Net change in income taxes..........................  (17,478,913)    4,082,167
Other (net).........................................   (3,284,490)      869,520
Accretion of discount...............................    2,173,693     3,319,144
                                                     ------------  ------------
End of year......................................... $ 62,489,797  $ 21,736,929
                                                     ============  ============

                          HOME-STAKE OIL & GAS COMPANY
           SUPPLEMENTAL INFORMATION ON OIL & GAS PRODUCING ACTIVITIES
                                   (unaudited)

Costs incurred

Costs incurred in oil and gas producing activities include:


                                                        1999           1998
                                                        ----           ----
Acquisition costs - proved properties............... $    875,005  $  6,442,989
Acquisition costs - unproved properties.............      332,215       360,186
Exploration costs...................................      423,899       604,095
Development costs...................................    1,248,018     2,016,424
                                                     ------------  ------------
                                                     $  2,879,137  $  9,423,694
                                                     ============  ============

                                INDEX TO EXHIBITS

The following documents are included as exhibits to this Form 10-KSB. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.


    Number     Description
    ------     -----------

     3.1 Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998).

     3.2 Bylaws of the Company, as amended (filed as Exhibit 3.2 to the Company's Annual Report on Form 10- KSB for the year ended December 31, 1997).

     4.1 Rights Agreement dated as of January 3, 2000, by and between the Company and UMB Bank, N.A., as Rights Agent, (filed as Exhibit 4.1 to the Company's Registration Statement on Form 8-A dated March 22,
          2000).

     4.2 Certificate of Designations of Series A Junior Participating Preferred Stock of the Company.

    10.1 Amended and Restated Home-Stake Oil & Gas Company Key Employee Incentive Bonus Plan (filed as Exhibit 10.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997).

    10.2 Amended and Restated Employment Agreement by and between Robert C. Simpson and the Company dated November 4, 1999.

    10.3 Amended and Restated Employment Agreement by and between Chris K. Corcoran and the Company dated November 4, 1999.

    10.4 Amended and Restated Home-Stake Oil & Gas Company Change in Control Severance Pay Plan, dated November 4, 1999.

    10.5  Home-Stake  Oil & Gas  Company  1997  Incentive  Stock Plan  (filed as
          Exhibit 10.4 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997).

    10.6 Amendment dated November 4, 1999 to the Home-Stake Oil & Gas Company 1997 Incentive Stock Plan.

    10.7 Form of Indemnity Agreement between the Company and each Director, dated May 14, 1996 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996).

    10.8 Special Loan Agreement dated November 8, 1999 between the Company and Bank of Oklahoma, N.A. (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB, for the quarter ended September 30,
          1999).

    10.9 First Amendment to Special Loan Agreement dated February 9, 2000 between the Company and Bank of Oklahoma, N.A.

     23   Consent of Independent Auditors.

     27   Financial Data Schedule.