Form 10QSB
period 2000-03-31
HOME STAKE OIL & GAS CO
filed 2000-05-12
CIK 882378

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                QUARTERLY REPORT
                            UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000


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



        Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |


        The number of shares outstanding of the Registrant's common stock, all of which comprise a single class with $ .01 par value, as of May 12, 2000, the latest practicable date, was 4,353,827.

                          HOME-STAKE OIL & GAS COMPANY

                                   FORM 10-QSB
                                 MARCH 31, 2000

                                TABLE OF CONTENTS

                                                                       Page
PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Balance Sheets - March 31, 2000
               and December 31, 1999...................................     4

           Condensed Statements of Income and Retained
               Earnings - three months ended March 31, 2000 and 1999 ..     5

           Condensed Statements of Cash Flows - three months
               ended March 31, 2000 and 1999 ..........................     6

           Notes to Condensed Financial Statements ....................     7

Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations ....................     9


PART II - OTHER INFORMATION

Item 1.    Legal Proceedings ..........................................    11

Item 2.    Changes in Securities and Use of Proceeds ..................    11

Item 3.    Defaults upon Senior Securities ............................    11

Item 4.    Submission of Matters to a Vote of Security Holders ........    11

Item 5.    Other Information ..........................................    11

Item 6.    Exhibits and Reports on Form 8-K ...........................    11

SIGNATURES ............................................................    12

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements.

                          HOME-STAKE OIL & GAS COMPANY
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)



                                     ASSETS

                                                   March 31,     December 31,
                                                     2000            1999
                                                     ----            ----
Current assets:
  Cash and cash equivalents...............      $      217,465  $       84,458
  Accounts receivable.....................           1,890,887       1,746,062
  Prepaid expenses........................             137,421         140,810
                                                --------------  --------------
         Total current assets.............           2,245,773       1,971,330

Property and equipment, at cost:..........          50,489,854      49,821,238
    Less accumulated depreciation,
         depletion and amortization.......          27,300,489      26,856,930
                                                --------------  --------------
         Net property and equipment.......          23,189,365      22,964,308

Other assets..............................              34,899         247,382
                                                --------------  --------------
                                                $   25,470,037  $   25,183,020
                                                ==============  ==============




                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Accounts payable and accrued
          liabilities.....................      $      943,815  $    1,097,442
  Income taxes payable....................             386,797         368,353
  Current notes payable...................           1,200,000       1,200,000
                                                --------------  --------------
         Total current liabilities........           2,530,612       2,665,795

Long-term notes payable...................             400,000       1,300,000

Deferred income taxes.....................           3,537,509       3,362,953

Stockholders' equity:
  Preferred stock, $1 par value -
    2,000,000 shares authorized;
     none issued
  Common stock, $ .01 par value -
    12,000,000 shares authorized,
    4,597,363 shares issued...............              45,974          45,974
  Additional paid-in capital..............          15,855,821      15,855,821
  Retained earnings.......................           4,408,177       3,260,533
                                                --------------  --------------
                                                    20,309,972      19,162,328
  Less treasury stock, at cost -
     243,536 shares.......................          (1,308,056)     (1,308,056)
                                                --------------  --------------
         Total stockholders' equity.......          19,001,916      17,854,272
                                                --------------  --------------
                                                $   25,470,037  $   25,183,020
                                                ==============  ==============

                             See accompanying notes.

                          HOME-STAKE OIL & GAS COMPANY
                         CONDENSED STATEMENTS OF INCOME
                              AND RETAINED EARNINGS
                   Three months ended March 31, 2000 and 1999
                                   (Unaudited)



                                                    2000              1999
                                                    ----              ----

Revenues:
  Oil and gas sales.......................      $    3,942,332  $    2,167,572
  Gain (loss) on sales of assets..........                (450)          3,325
  Other income............................              78,153          76,414
                                                --------------  --------------
                                                     4,020,035       2,247,311

Costs and expenses:
  Production..............................             924,761         733,205
  Exploration.............................              28,126          23,953
  General and administrative..............             600,831         455,862
  Depreciation, depletion and
     amortization.........................             497,884         770,800
  Interest................................              56,088         113,105
  Property and other taxes................              40,762          55,902
                                                --------------  --------------
                                                     2,148,452       2,152,827

Income before provision for
     income taxes.........................           1,871,583          94,484

Provision for income taxes:
  Current.................................             396,999          12,690
  Deferred................................             174,556           5,833
                                                --------------  --------------
                                                       571,555          18,523
                                                --------------  --------------
Net income................................           1,300,028          75,961

Retained earnings at beginning of year....           3,260,533       1,272,945

Cash dividends ($ .035 per share -
     2000, $ .02 per share - 1999)........            (152,384)        (85,477)
                                                --------------  --------------

Retained earnings at end of period........      $    4,408,177  $    1,263,429
                                                ==============  ==============

Weighted average number of shares
     outstanding:
  Basic...................................           4,353,827       4,273,827
                                                ==============  ==============
  Diluted.................................           4,421,008       4,273,827
                                                ==============  ==============

Net income per common share:
  Basic...................................               $ .30           $ .02
                                                         =====           =====
  Diluted.................................               $ .29           $ .02
                                                         =====           =====

                             See accompanying notes.

                          HOME-STAKE OIL & GAS COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                   Three months ended March 31, 2000 and 1999
                                   (Unaudited)



                                                    2000                1999
                                                    ----                ----

Operating activities:
  Oil and gas sales, net of
     production taxes.....................      $    3,614,480  $    1,900,703
  Other...................................              78,153          76,414
                                                --------------  --------------
                                                     3,692,633       1,977,117

  Cash paid to suppliers and employees....           1,101,382         797,201
  Interest paid...........................              56,088         113,105
  Property and other taxes................              40,762          55,902
  Income taxes paid.......................             378,555           -
                                                --------------  --------------
                                                     1,576,787         966,208
                                                --------------  --------------
    Net cash provided by operating
     activities...........................           2,115,846       1,010,909


Investing activities:
  Proceeds from sales of property
     and equipment........................                 628           3,325
  Acquisition of property and equipment...            (930,233)       (155,621)
                                                --------------  --------------
    Net cash used in investing
     activities...........................            (929,605)       (152,296)


Financing activities:
  Note payments...........................            (900,000)       (975,000)
  Cash dividends paid.....................            (153,234)        (84,007)
                                                --------------  --------------
    Net cash used in financing
     activities...........................          (1,053,234)     (1,059,007)
                                                --------------  --------------

Net increase (decrease) in cash and
     cash equivalents.....................             133,007        (200,394)

Cash and cash equivalents at
     beginning of year....................              84,458         212,031
                                                --------------  --------------

Cash and cash equivalents at
     end of period........................      $      217,465  $       11,637
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

Note 1 - General

The unaudited financial information provided in this report includes all normal recurring adjustments which are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. The Company believes that the disclosures herein are adequate to make the information presented not misleading; however, these financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

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

Note 3 - Notes payable

Notes payable at March 31, 2000 consisted of the following balances:


Bank note due September 30, 2002, requiring monthly
     principal payments of $100,000, plus interest at
     prime less3/4% (8% at March 31, 2000)....................  $    1,600,000
   Less current portion.......................................       1,200,000
                                                                --------------
                                                                $      400,000

The Company has a revolving term line-of-credit in the amount of $5,000,000 available until November 30, 2000 which provides for monthly payments of interest on the outstanding borrowings at bank prime less 1%. In connection with this line of credit, the Company has issued a letter of credit in the amount of $25,000, which is guaranteed by this line, and pays a commitment fee of three-eights of one per cent (3/8%) per annum on the unused portion of the line.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations - First quarter 2000 compared with first quarter 1999

Net income for the first quarter increased $1,224,067 from $75,961 in 1999 to $1,300,028 in 2000. The principal reasons for this increase are as follows:

Oil sales increased $916,480 (98%), due principally to the increase in the average oil price from $10.21 per barrel in 1999 to $26.55 per barrel in 2000. This price increase was partially offset by a 6% decrease in oil production from 92,013 barrels in 1999 to 86,582 barrels in 2000. The decreased production volume is primarily attributable to normal depletion of existing reserves and the sale in the third quarter of 1999 of the Company's interest in the Pine Unit in Montana.

Gas sales increased 68% ($825,811), primarily due to the increase in the average gas price from $1.69 per Mcf in 1999 to $2.37 per Mcf in 2000. Sales volumes decreased 6% from 713,614 Mcf in 1999 to 671,601 Mcf in 2000. This decrease is primarily attributable to normal depletion of existing reserves.

Production expenses rose $191,556, due primarily to increased production taxes attributable to the higher oil and gas revenues described above.

General and administrative expenses increased $144,969, from $455,862 in 1999 to $600,831 in 2000. This increase is primarily attributable to the costs associated with the Company's hiring of an investment banking firm to assist it in reviewing various strategic alternatives to maximize shareholder value and improve shareholder liquidity.

Depreciation, depletion and amortization decreased $272,916. The net book value of each producing oil and gas property is amortized over the estimated life of the related oil and gas reserves. At the end of 1999, the Company recognized significant increases in the estimated oil and gas reserves on many properties, primarily as a result of the increases in product prices that occurred during the year. These increases had the effect of lowering the rates of amortization for most producing properties.

Interest expense decreased $57,017 in 2000 due to the lower outstanding borrowings for the year as compared to 1999.

The Company's effective tax rate in 2000 was 30%, compared to 20% in 1999. The effective tax rate in 1999 was lower due to the benefits of certain statutory depletion carryforwards which were fully utilized during that year and no longer available in 2000.

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

The Company's capital budget for 2000 is $5.5 million. During the first quarter the Company had capital expenditures of approximately $750,000 and has remaining drilling commitments for 2000 of approximately $3.5 million.

The working capital deficit at March 31, 2000 was $285,000. The Company's working capital and internally generated cash flows from operations are expected to be sufficient to finance the Company's note payments and budgeted 2000 exploration and development activities. In addition, the Company has a $5 million revolving line- of- credit available until November 30, 2000. There are no outstanding borrowings under this line-of-credit at May 12, 2000, however the line does guarantee the payment of a $25,000 letter of credit.

Year 2000 Impact

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

Forward-Looking Statements

Certain statements included in this report which are not historical facts are "forward-looking statements", including statements with respect to oil and gas reserves, the number and anticipated costs of wells to be drilled, future capital expenditures (including the amount and nature thereof), anticipated date of repayment of bank debt, Y2K readiness and other such matters. These forward-looking statements are based on current expectations, estimates, assumptions and beliefs of management; and words such as "expects", "believes", "anticipates", "intends", "plans" and similar expressions are intended to identify such forward-looking statements. These forward-looking statements involve risks and uncertainties, including, but not limited to: dependence upon the prices for oil and natural gas which prices are subject to significant fluctuations in response to relatively minor changes in supply and demand for such products, market uncertainty, political conditions in oil producing regions, domestic and foreign government regulations, the price and availability of alternative fuels and a variety of other factors; competition in the acquisition of oil and gas properties and the development, production and marketing of oil and natural gas; operating hazards typically associated with the exploration, development, production and transportation of oil and natural gas; federal, state and local laws relating to the exploration, development, production and marketing of oil and natural gas, including environmental and safety matters; changes in laws and regulations; and other factors, most of which are beyond the control of the Company. Accordingly, actual results and developments may differ materially from those expressed in the forward- looking statements. The Company assumes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

           Exhibit
           Number    Description

                4 Rights Agreement dated as of January 3, 2000, by and between the Company and UMB Bank, N.A., as Rights Agent (filed as Exhibit 4.1 to the Company's Registration Statement of Form 8-A, dated March 22, 2000).

               10 First Amendment to Special Loan Agreement dated February 9, 2000 between the Company and Bank of Oklahoma, N.A. (Filed as Exhibit 1.09 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999).

               27    Financial Data Schedule.


           (b)  Reports on Form 8-K.

                 No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                   Signatures



In accordance with the requirements of the Exchange Act , the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          Home-Stake Oil & Gas Company
                                              (Registrant)


Date:  May 12, 2000                       By:    /s/  Robert C. Simpson
                                              -------------------------
                                               Robert C. Simpson
                                               Chairman of the Board, C.E.O.
                                               and President


Date:  May 12, 2000                       By:    /s/  Chris K. Corcoran
                                              -------------------------
                                               Chris K. Corcoran
                                               Executive Vice President,
                                               Chief Financial Officer and
                                               Corporate Secretary

                                INDEX TO EXHIBITS

The following documents are included as exhibits to this Form 10-QSB. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.


  Number      Description

    4 Rights Agreement dated as of January 3, 2000, by and between the Company and UMB Bank, N.A., as Rights Agent (filed as Exhibit 4.1 to the Company's Registration Statement of Form 8-A, dated March 22, 2000).

   10 First Amendment to Special Loan Agreement dated February 9, 2000 between the Company and Bank of Oklahoma, N.A. (Filed as Exhibit
              1.09 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999).

   27         Financial Data Schedule.