Form 10QSB
period 2000-06-30
HOME STAKE OIL & GAS CO
filed 2000-08-07
CIK 882378

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                QUARTERLY REPORT
                            UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000


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



        Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |


        The number of shares outstanding of the Registrant's common stock, all of which comprise a single class with $ .01 par value, as of July 31, 2000, the latest practicable date, was 4,353,827.

                          HOME-STAKE OIL & GAS COMPANY

                                   FORM 10-QSB
                                  JUNE 30, 2000

                                TABLE OF CONTENTS

                                                                         Page
PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Balance Sheets - June 30, 2000
             and December 31, 1999.......................................    4

           Condensed Statements of Income and Retained
             Earnings - six months ended June 30, 2000 and 1999 .........    5

           Condensed Statements of Income and Retained
             Earnings - three months ended June 30, 2000 and 1999 .......    6

           Condensed Statements of Cash Flows -
             six months ended June 30, 2000 and 1999 ....................    7

           Notes to Condensed Financial Statements ......................    8

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations ........................    9


PART II - OTHER INFORMATION

Item 1.    Legal Proceedings ............................................   12

Item 2.    Changes in Securities.........................................   12

Item 3.    Defaults upon Senior Securities ..............................   12

Item 4.    Submission of Matters to a Vote of Security Holders ..........   12

Item 5.    Other Information ............................................   12

Item 6.    Exhibits and Reports on Form 8-K .............................   12

SIGNATURES ..............................................................   13

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements.

                          HOME-STAKE OIL & GAS COMPANY
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)



                                     ASSETS

                                                      June 30,     December 31,
                                                        2000           1999
                                                        ----           ----
Current assets:
  Cash and cash equivalents......................   $      5,801   $     84,458
  Accounts receivable............................      2,134,555      1,746,062
  Prepaid expenses...............................        165,699        140,810
                                                    ------------   ------------
         Total current assets....................      2,306,055      1,971,330

Property and equipment, at cost:.................     51,927,972     49,821,238
    Less accumulated depreciation,
     depletion and amortization..................     27,832,420     26,856,930
                                                    ------------   ------------
         Net property and equipment..............     24,095,552     22,964,308

Other assets.....................................         19,668        247,382
                                                    ------------   ------------
                                                    $ 26,421,275   $ 25,183,020
                                                    ============   ============




                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Accounts payable and accrued liabilities.......   $  1,246,867   $  1,097,442
  Income taxes payable...........................        441,423        368,353
  Current note payable...........................      1,000,000      1,200,000
                                                    ------------   ------------
         Total current liabilities...............      2,688,290      2,665,795

Long-term note payable...........................              -      1,300,000

Deferred income taxes............................      3,656,833      3,362,953

Stockholders' equity:
  Preferred stock, $1 par value -
    2,000,000 shares authorized; none issued
  Common stock, $ .01 par value -
    12,000,000 shares authorized,
    4,597,363 shares issued......................         45,974         45,974
  Additional paid-in capital.....................     15,855,821     15,855,821
  Retained earnings..............................      5,482,413      3,260,533
                                                    ------------   ------------
                                                      21,384,208     19,162,328
  Less treasury stock, at cost - 243,536 shares..     (1,308,056)    (1,308,056)
                                                    ------------   ------------
         Total stockholders' equity..............     20,076,152     17,854,272
                                                    ------------   ------------
                                                    $ 26,421,275   $ 25,183,020
                                                    ============   ============

                             See accompanying notes.

                          HOME-STAKE OIL & GAS COMPANY
                         CONDENSED STATEMENTS OF INCOME
                              AND RETAINED EARNINGS
                     Six months ended June 30, 2000 and 1999
                                   (Unaudited)



                                                        2000            1999
                                                        ----            ----

Revenues:
  Oil and gas sales..............................   $  8,012,579   $  4,526,110
  Gain on sales of assets........................         43,627         44,136
  Other income...................................        133,043        127,634
                                                    ------------   ------------
                                                       8,189,249      4,697,880

Costs and expenses:
  Production.....................................      1,800,386      1,521,966
  Exploration....................................        334,017         53,755
  General and administrative.....................      1,082,386        830,891
  Depreciation, depletion and amortization.......      1,058,151      1,448,200
  Interest.......................................         84,577        218,711
  Property and other taxes.......................        110,381        115,220
                                                    ------------   ------------
                                                       4,469,898      4,188,743

Income before provision for income taxes.........      3,719,351        509,137

Provision for income taxes:
  Current........................................        833,515         64,356
  Deferred.......................................        293,880         66,228
                                                    ------------   ------------
                                                       1,127,395        130,584
                                                    ------------   ------------
Net income.......................................      2,591,956        378,553

Retained earnings at beginning of year...........      3,260,533      1,272,945

Cash dividends ($.085 per share - 2000,
     $ .04 per share - 1999).....................       (370,076)      (170,953)
                                                    ------------   ------------

Retained earnings at end of period...............   $  5,482,413   $  1,480,545
                                                    ============   ============

Weighted average number of common shares
     outstanding:
  Basic..........................................      4,353,827      4,273,827
                                                    ============   ============
  Diluted........................................      4,475,841      4,273,827
                                                    ============   ============

Net income per common share:
  Basic..........................................          $ .60          $ .09
                                                           =====          =====
  Diluted........................................          $ .58          $ .09
                                                           =====          =====

                             See accompanying notes.

                          HOME-STAKE OIL & GAS COMPANY
                         CONDENSED STATEMENTS OF INCOME
                              AND RETAINED EARNINGS
                    Three months ended June 30, 2000 and 1999
                                   (Unaudited)



                                                        2000           1999
                                                        ----           ----

Revenues:
  Oil and gas sales..............................   $  4,070,247   $  2,358,538
  Gain on sales of assets........................         44,077         40,811
  Other income...................................         54,890         51,220
                                                    ------------   ------------
                                                       4,169,214      2,450,569

Costs and expenses:
  Production.....................................        875,625        788,761
  Exploration....................................        305,891         29,802
  General and administrative.....................        481,555        375,029
  Depreciation, depletion and amortization.......        560,267        677,400
  Interest.......................................         28,489        105,606
  Property and other taxes.......................         69,619         59,318
                                                    ------------   ------------
                                                       2,321,446      2,035,916

Income before provision for income taxes.........      1,847,768        414,653

Provision for income taxes:
  Current........................................        436,516         51,666
  Deferred.......................................        119,324         60,395
                                                    ------------   ------------
                                                         555,840        112,061
                                                    ------------   ------------
Net income.......................................      1,291,928        302,592

Retained earnings at beginning of period.........      4,408,177      1,263,429

Cash dividends ($.05 per share - 2000,
     $ .02 per share - 1999).....................       (217,692)       (85,476)
                                                    ------------   ------------

Retained earnings at end of period...............   $  5,482,413   $  1,480,545
                                                    ============   ============

Weighted average number of common shares
     outstanding:
  Basic..........................................      4,353,827      4,273,827
                                                    ============   ============
  Diluted........................................      4,475,841      4,273,827
                                                    ============   ============

Net income per common share:
  Basic..........................................          $ .30          $ .07
                                                           =====          =====
  Diluted........................................          $ .29          $ .07
                                                           =====          =====

                             See accompanying notes.

                          HOME-STAKE OIL & GAS COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                     Six months ended June 30, 2000 and 1999
                                   (Unaudited)



                                                        2000           1999
                                                        ----           ----

Operating activities:
  Oil and gas sales, net of production taxes.....   $  7,278,238   $  4,296,882
  Other..........................................        133,043        127,634
                                                    ------------   ------------
                                                       7,411,281      4,424,516

  Cash paid to suppliers and employees...........      1,865,484      1,986,931
  Interest paid..................................         84,577        218,711
  Property and other taxes.......................        110,381        115,220
  Income taxes paid..............................        760,445              -
                                                    ------------   ------------
                                                       2,820,887      2,320,862
                                                    ------------   ------------
    Net cash provided by operating activities....      4,590,394      2,103,654


Investing activities:
  Proceeds from sales of property and equipment..         45,776         77,975
  Acquisition of property and equipment..........     (2,845,297)    (1,653,054)
                                                    ------------   ------------
    Net cash used in investing activities........     (2,799,521)    (1,575,079)


Financing activities:
  Loan proceeds..................................              -        735,000
  Note payments..................................     (1,500,000)    (1,305,000)
  Cash dividends paid............................       (369,530)      (169,506)
                                                    ------------   ------------
    Net cash used in financing activities........     (1,869,530)      (739,506)
                                                    ------------   ------------

Net decrease in cash and cash equivalents........        (78,657)      (210,931)

Cash and cash equivalents at beginning of year...         84,458        212,031
                                                    ------------   ------------

Cash and cash equivalents at end of period.......   $      5,801   $      1,100
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

Note 2 - Net income per share

Basic net income per share is calculated based on the weighted-average shares outstanding during the period. Diluted net income per share includes the dilutive effect of stock options. Options to purchase 275,650 shares of common stock at an exercise price of $4.50 per share were outstanding at June 30, 1999, but were not included in the computation of 1999 diluted net income per share as their inclusion would be anti-dilutive.

Note 3 - Notes payable

Notes payable at June 30, 2000 consisted of a Bank note due April 30, 2001, requiring monthly principal payments of $100,000, plus interest at prime less 3/4% (8 3/4% at June 30, 2000).

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations - First six months of 2000 compared with first six months of 1999

Net income for the six months ended June 30 increased $2,213,403 (585%) from $378,553 in 1999 to $2,591,956 in 2000. The principal reasons for this increase are as follows:

Oil sales increased $2,562,705 (113%) in 2000. The Company's oil production increased from 176,268 barrels in 1999 to 183,639 barrels in 2000. In addition, the average price of crude oil increased from $12.86 per barrel in 1999 to $26.30 per barrel in 2000.

Gas sales increased 39% ($874,937), primarily due to higher average gas prices which increased from $1.69 per mcf in 1999 to $2.61 per mcf in 2000. Gas production also increased from 1,308,254 mcf in 1999 to 1,314,542 mcf in 2000. These increases were partially offset by a negative adjustment of $258,665 (131,637 Mcf) associated with the underpayment of certain royalty interests.

Production expenses increased $278,420, due primarily to a $264,775 increase in production taxes attributable to the higher oil and gas sales described above.

Exploration costs increased $280,262 in 2000. Dry hole costs increased $267,300 in 2000 due to costs associated with an exploratory dry hole drilled by the Company in the second quarter. There were no comparable costs in 1999. Condemned and abandoned property expense decreased $12,962.

General and administrative expenses increased $251,495, from $830,891 in 1999 to $1,082,386 in 2000. This increase is primarily attributable to the costs associated with the Company's hiring of an investment banking firm to assist it in reviewing various strategic alternatives to maximize shareholder value and improve shareholder liquidity, and higher legal fees and directors' expenses.

Depreciation, depletion and amortization decreased $390,049. The net book value of each producing oil and gas property is amortized over the estimated life of the related oil and gas reserves. At the end of 1999, the Company recognized significant increases in the estimated oil and gas reserves on many properties, primarily as a result of the increases in product prices that occurred during the year. These increases had the effect of lowering the rates of amortization for most producing properties.

Interest expense decreased $134,134 in 2000 due to the lower outstanding borrowings for the year as compared to 1999.

The Company's effective tax rate in 2000 was 30%, compared to 26% in 1999 due to the full utilization in 1999 of certain statutory depletion carryforwards.

Results of Operations - Second quarter 2000 compared with second quarter 1999

Net income for the second quarter increased $989,336 (327%) from $302,592 in 1999 to $1,291,928 in 2000. The principal reasons for this increase are as follows:

Oil sales increased $1,646,225 (124%). The Company's oil production increased from 84,255 barrels in 1999 to 97,057 barrels in 1999. In addition, the average oil price increased from $15.75 per barrel in 1999 to $26.07 per barrel in 2000.

Gas sales increased 5% ($49,126), primarily due to higher natural gas prices which increased from $1.70 per mcf in 1999 to $2.93 per mcf in 2000. This increase was partially offset by lower natural gas production which decreased from 594,640 mcf in 1999 to 511,303 mcf in 2000, primarily due to a negative adjustment of $258,665 (131,637 Mcf) associated with the underpayment of certain royalty interests.

Production  expenses  increased  $86,684,   due  primarily  to  an  increase  in
production taxes attributable to the higher oil and gas sales described above.

Exploration costs increased $276,089 in 2000. Dry hole costs increased $285,003 in 2000 due to a higher incidence of dry holes. Condemned and abandoned property expense decreased $8,914.

General and administrative expenses increased $106,526 (28%), from $375,029 in 1999 to $481,555 in 2000. This increase is primarily attributable to higher legal fees and directors' expenses, along with the costs associated with the Company's hiring of an investment banking firm to assist it in reviewing various strategic alternatives to maximize shareholder value and improve shareholder liquidity.

Depreciation, depletion and amortization decreased $117,133. The net book value of each producing oil and gas property is amortized over the estimated life of the related oil and gas reserves. At the end of 1999, the Company recognized significant increases in the estimated oil and gas reserves on many properties, primarily as a result of the increases in product prices that occurred during the year. These increases had the effect of lowering the rates of amortization for most producing properties.

Interest expense decreased $77,117 in 2000 due to the lower outstanding borrowings for the year as compared to 1999.

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

The Company's capital exploration budget for 2000 is $5.5 million. During the first six months of 2000, the Company had exploration expenditures of approximately $1.4 million and has remaining drilling commitments for 2000/2001 of approximately $3.2 million. The Company is also continuing to actively pursue opportunities for the acquisition of producing properties whenever possible. In June 2000, the Company exercised its preferential purchase right to acquire an additional interest in a developmental Texas prospect operated by the Company. Cost for this additional interest was approximately $847,500.

The working capital deficit at June 30, 2000 was $382,000. The Company's working capital and internally generated cash flows are expected to be sufficient to finance the Company's note payments and budgeted 2000 exploration and development activities. In addition, the Company has a $5 million revolving line of credit available until November 30, 2000. There are no outstanding borrowings under this line of credit at July 31, 2000, however the line does guarantee the payment of a $25,000 letter of credit.

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

          None.

Item 3.   Defaults Upon Senior Securities.

          None.

Item 4.   Submission of Matters to a Vote of Security Holders.

          The Annual Meeting of the Company's stockholders was held in the offices of the Company on May 22, 2000 for the purpose of electing three directors whose terms were expiring. The nominees for Director were James L. Houghton, Joseph J. McCain, Jr. and Robert C. Simpson. The nominees proposed by management were reelected for terms expiring in 2003. Mr. Houghton and Mr. Simpson each received 3,438,265 votes for and 31,990 votes were withheld. Mr. McCain received 3,437,680 votes for and 32,575 votes were withheld. The continuing Directors are
          L. W. Allegood, Chris K. Corcoran, Larry F. Grindstaff, Ronald O. Gutman and I. Wistar Morris III.

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

          The following documents are included as exhibits to this Form 10-QSB.

          Exhibit
          Number    Description

             27     Financial Data Schedule.

          (b)  Reports on Form 8-K.

                No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                   Signatures



In accordance with the requirements of the Exchange Act , the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                Home-Stake Oil & Gas Company
                                    (Registrant)


Date:  August 4, 2000           By:    /s/  Robert C. Simpson
                                    -------------------------
                                     Robert C. Simpson
                                     Chairman of the Board, C.E.O.
                                     and President


Date:  August 4, 2000           By:    /s/  Chris K. Corcoran
                                    -------------------------
                                     Chris K. Corcoran
                                     Executive Vice President,
                                     Chief Financial Officer and
                                     Corporate Secretary

                                INDEX OF EXHIBITS


The following documents are included as exhibits to this Form 10-QSB.

     Exhibit
     Number       Description

         27       Financial Data Schedule.