Form 10QSB
period 2000-09-30
HOME STAKE OIL & GAS CO
filed 2000-11-14
CIK 882378

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                QUARTERLY REPORT
                            UNDER SECTION 13 OR 15(d)
                     OF THE  SECURITIES  EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2000


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



     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

     The number of shares outstanding of the Registrant's common stock, all of which comprise a single class with $ .01 par value, as of November 13, 2000, the latest practicable date, was 4,353,827.

                          HOME-STAKE OIL & GAS COMPANY

                                   FORM 10-QSB
                               SEPTEMBER 30, 2000

                                TABLE OF CONTENTS

                                                                          Page
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheets - September 30, 2000 and
           December 31, 1999............................................    4

         Condensed Statements of Income and Retained
           Earnings - nine months ended September 30, 2000 and 1999 ....    5

         Condensed Statements of Income and Retained
           Earnings - three months ended September 30, 2000 and 1999 ...    6

         Condensed Statements of Cash Flows - nine months ended
          September 30, 2000 and 1999 ..................................    7

         Notes to Condensed Financial Statements .......................    8

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations .......................................    11


PART II - OTHER INFORMATION

Item 1.    Legal Proceedings ...........................................    14

Item 2.    Changes in Securities........................................    14

Item 3.    Defaults upon Senior Securities .............................    14

Item 4.    Submission of Matters to a Vote of Security Holders .........    14

Item 5.    Other Information ...........................................    14

Item 6.    Exhibits and Reports on Form 8-K ............................    14

SIGNATURES .............................................................    15

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements.

                          HOME-STAKE OIL & GAS COMPANY
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)



                                     ASSETS

                                                   September 30,    December 31,
                                                       2000            1999
                                                       ----            ----
Current assets:
  Cash and cash equivalents.....................   $    491,611    $     84,458
  Accounts receivable...........................      1,964,936       1,746,062
  Prepaid expenses..............................        195,900         140,810
                                                   ------------    ------------
         Total current assets...................      2,652,447       1,971,330

Property and equipment, at cost:................     52,868,488      49,821,238
    Less accumulated depreciation,
     depletion and amortization.................     28,013,911      26,856,930
                                                   ------------    ------------
         Net property and equipment.............     24,854,577      22,964,308

Other assets....................................          5,624         247,382
                                                   ------------    ------------
                                                   $ 27,512,648    $ 25,183,020
 ..................................................============    ============




                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Accounts payable and accrued liabilities......   $    970,712    $  1,097,442
  Income taxes payable..........................        500,182         368,353
  Current note payable..........................              -       1,200,000
                                                   ------------    ------------
         Total current liabilities..............      1,470,894       2,665,795

Long-term note payable..........................              -       1,300,000

Deferred income taxes...........................      3,944,428       3,362,953

Stockholders' equity:
  Preferred stock, $1 par value -
    2,000,000 shares authorized; none issued
  Common stock, $ .01 par value -
     12,000,000 shares authorized,
     4,597,363 shares issued....................         45,974          45,974
  Additional paid-in capital....................     15,855,821      15,855,821
  Retained earnings.............................      7,503,587       3,260,533
                                                   ------------    ------------
                                                     23,405,382      19,162,328
  Less treasury stock, at cost - 243,536 shares.     (1,308,056)     (1,308,056)
                                                   ------------    ------------
         Total stockholders' equity.............     22,097,326      17,854,272
                                                   ------------    ------------
                                                   $ 27,512,648    $ 25,183,020
                                                   ============    ============

                             See accompanying notes.

                          HOME-STAKE OIL & GAS COMPANY
                         CONDENSED STATEMENTS OF INCOME
                              AND RETAINED EARNINGS
                  Nine months ended September 30, 2000 and 1999
                                   (Unaudited)



                                                      2000              1999
                                                      ----              ----

Revenues:
  Oil and gas sales.............................   $ 13,211,959    $  7,813,713
  Gain on sales of assets.......................         37,016         187,147
  Other income..................................        344,222         183,785
                                                   ------------    ------------
                                                     13,593,197       8,184,645

Costs and expenses:
  Production....................................      2,754,159       2,245,257
  Exploration...................................        398,474          66,148
  General and administrative....................      1,630,199       1,211,130
  Depreciation, depletion and amortization......      1,482,527       2,152,361
  Interest......................................        125,795         313,369
  Property and other taxes......................        165,421         183,958
                                                   ------------    ------------
                                                     6,556,575       6,172,223

Income before provision for income taxes........      7,036,622       2,012,422

Provision for income taxes:
  Current.......................................      1,624,326         252,622
  Deferred......................................        581,475         335,824
                                                   ------------    ------------
                                                      2,205,801         588,446
                                                   ------------    ------------
Net income......................................      4,830,821       1,423,976

Retained earnings at beginning of year..........      3,260,533       1,272,945

Cash dividends ($.135 per share - 2000,
      $ .06 per share - 1999)...................       (587,767)       (256,430)
                                                   ------------    ------------

Retained earnings at end of period..............   $  7,503,587    $  2,440,491
                                                   ============    ============

Weighted average number of common
     shares outstanding:
          Basic... .............................      4,353,827       4,273,827
                                                   ============    ============
          Diluted...............................      4,494,075       4,273,827
                                                   ============    ============

Net income per common share:
  Basic.........................................          $1.11           $ .33
                                                          =====           =====
  Diluted.......................................          $1.07           $ .33
                                                          =====           =====

                             See accompanying notes.

                          HOME-STAKE OIL & GAS COMPANY
                         CONDENSED STATEMENTS OF INCOME
                              AND RETAINED EARNINGS
                 Three months ended September 30, 2000 and 1999
                                   (Unaudited)



                                                      2000              1999
                                                      ----              ----

Revenues:
  Oil and gas sales.............................   $  5,199,380    $  3,287,603
  Gain (loss) on sales of assets................         (6,611)        143,011
  Other income..................................        211,179          56,151
                                                   ------------    ------------
                                                      5,403,948       3,486,765

Costs and expenses:
  Production....................................        953,773         723,291
  Exploration...................................         64,457          12,393
  General and administrative....................        547,813         380,239
  Depreciation, depletion and amortization......        424,376         704,161
  Interest......................................         41,218          94,658
  Property and other taxes......................         55,040          68,738
                                                   ------------    ------------
                                                      2,086,677       1,983,480

Income before provision for income taxes........      3,317,271       1,503,285

Provision for income taxes:
  Current.......................................        790,811         188,266
  Deferred......................................        287,595         269,596
                                                   ------------    ------------
                                                      1,078,406         457,862
                                                   ------------    ------------
Net income......................................      2,238,865       1,045,423

Retained earnings at beginning of period........      5,482,413       1,480,545

Cash dividends ($.05 per share - 2000,
     $ .02 per share - 1999)....................       (217,691)        (85,477)
                                                   ------------    ------------

Retained earnings at end of period..............   $  7,503,587    $  2,440,491
                                                   ============    ============

Weighted average number of common
     shares outstanding:
          Basic.................................      4,353,827       4,273,827
                                                   ============    ============
          Diluted...............................      4,494,075       4,273,827
                                                   ============    ============

Net income per common share:
  Basic.........................................          $ .51           $ .24
                                                          =====           =====
  Diluted.......................................          $ .50           $ .24
                                                          =====           =====
                             See accompanying notes.

                          HOME-STAKE OIL & GAS COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                  Nine months ended September 30, 2000 and 1999
                                   (Unaudited)



                                                      2000              1999
                                                      ----              ----

Operating activities:
  Oil and gas sales, net of production taxes....   $ 11,813,783    $  7,351,549
  Other.........................................        344,222         183,785
                                                   ------------    ------------
                                                     12,158,005       7,535,334

  Cash paid to suppliers and employees..........      3,017,623       2,998,453
  Interest paid.................................        125,795         313,369
  Property and other taxes......................        165,421         183,958
  Income taxes paid.............................      1,492,497       (258,144)
                                                   ------------    ------------
                                                      4,801,336       3,237,636
                                                   ------------    ------------
    Net cash provided by operating activities...      7,356,669       4,297,698


Investing activities:
  Proceeds from sales of
    property and equipment......................        87,685         559,575
  Acquisition of property and equipment.........     (3,950,425)     (1,981,423)
                                                   ------------    ------------
    Net cash used in investing activities.......     (3,862,740)     (1,421,848)


Financing activities:
  Loan proceeds.................................              -         735,000
  Note payments.................................     (2,500,000)     (3,450,000)
  Cash dividends paid...........................       (586,776)       (255,177)
                                                   ------------    ------------
    Net cash used in financing activities.......     (3,086,776)     (2,970,177)
                                                   ------------    ------------

Net increase (decrease) in cash and
     cash equivalents...........................        407,153        (94,327)

Cash and cash equivalents at beginning of year..         84,458         212,031
                                                   ------------    ------------

Cash and cash equivalents at end of period......   $    491,611    $    117,704
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

Note 2 - Net income per share

Basic net income per share is calculated based on the weighted-average shares outstanding during the period. Diluted net income per share includes the dilutive effect of stock options. Options to purchase 275,650 shares of common stock at an exercise price of $4.50 per share were outstanding at September 30, 1999, but were not included in the computation of 1999 diluted net income per share as their inclusion would be anti-dilutive.

Note 3 - Notes payable

The Company has a revolving term line-of-credit in the amount of $5,000,000 available until June 30, 2001 which provides for monthly payments of interest on the outstanding borrowings at bank prime less 1%. In connection with this line of credit, the Company has issued a letter of credit in the amount of $25,000, which is guaranteed by this line, and pays a commitment fee of three-eights of one per cent (3/8%) per annum on the unused portion of the line.

Note 4 - Contingencies

The Company is involved in various legal actions arising in the normal course of business. In the opinion of management, the Company's liabilities, if any, in these matters will not have a material effect on the Company's financial position, results of operations or cash flows.

                          HOME-STAKE OIL & GAS COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 5 - Derivative Instruments

On September 21, 2000, the Company entered into what is known as "cashless collar" hedging arrangements for a portion of its oil and natural gas production for the remainder of this year and each of the next two years. A collar is a hedge that has a ceiling price and a floor price. If the particular product price stays between the ceiling and floor prices, then no payments are made by either party under a collar. The terms "Put Floor Price" and "Call Ceiling Price" refer to the prices at which the Company has hedged its production and are expressed in the calendar monthly average of daily NYMEX closing prices for West Texas Intermediate Crude Oil or monthly NYMEX (Henry Hub) closing prices for natural gas. The significant terms of these arrangements are summarized as follows:


                                 Oil Production
                                                        Put          Call
                                          Monthly    Floor Price  Ceiling Price
                           Period         Volume      (per Bbl)     (per Bbl)
                         ----------       ------    ------------- -----------
October  - December 2000.............. 20,000 Bbls     $ 32.00       $ 36.00
January - June 2001................... 22,000 Bbls     $ 28.00       $ 34.60
July 2001 - December 2002............. 15,000 Bbls     $ 25.00       $ 28.20



                                 Gas Production
                                                         Put          Call
                                          Monthly    Floor Price  Ceiling Price
                           Period         Volume     (per MMbtu)   (per MMbtu)
                         ----------       ------    ------------- ------------
October - December 2000..............  70,000 MMbtu    $ 4.50        $ 6.95
January - December 2001.............. 100,000 MMbtu    $ 4.00        $ 5.85
January - December 2002..............  80,000 MMbtu    $ 3.50        $ 4.78

At September 30, 2000 there were no amounts due to or from the Company in connection with these arrangements.

Note 6 - Subsequent Events

On October 3, 2000, the Company announced that it had entered into a definitive agreement to be acquired by Cortez Oil & Gas, Inc., headquartered in Plano, Texas. The agreement, which is subject to shareholder approval at a special meeting of shareholders scheduled for December 11, 2000, provides for all shareholders to receive $11.00 per share for all of their outstanding shares.

                          HOME-STAKE OIL & GAS COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 7 - Recent Accounting Standards

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" establish accounting and reporting standards for derivative financial instruments. These standards become effective on January 1, 2001 and will require the Company to record its hedging arrangements on the balance sheet at their fair value. The Company believes its hedging arrangements described above will qualify as variable cash flow hedges under the standards with a significant portion of the gains and losses deferred in other comprehensive income.

Based on current conditions, the Company believes the impact of adopting these standards will be immaterial to its financial condition and earnings. However, changing market conditions could cause this assessment to change.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations - First Nine months of 2000 compared with first nine months of 1999

Net income for the nine months ended September 30 increased $3,406,845 (239%) from $1,423,976 in 1999 to $4,830,821 in 2000. The principal reasons for this increase are as follows:

Oil sales increased $3,533,418 (91%) in 2000. The Company's oil production increased from 266,048 barrels in 1999 to 268,070 barrels in 2000. In addition, the average price of crude oil increased from $15.24 per barrel in 1999 to $27.70 per barrel in 2000.

Gas sales increased 47% ($1,800,176), primarily due to higher average gas prices which increased from $1.88 per Mcf in 1999 to $3.16 per Mcf in 2000. Gas production decreased from 1,954,893 Mcf in 1999 to 1,789,775 Mcf in 2000, primarily resulting from a negative adjustment of 131,637 Mcf ($258,665) associated with the underpayment of certain royalty interests.

Production expenses increased $508,902, due primarily to a $379,480 increase in production taxes attributable to the higher oil and gas sales described above.

Exploration costs increased $332,326 in 2000. Dry hole costs increased $280,205 in 2000 due primarily to costs associated with an exploratory dry hole drilled by the Company in the second quarter. There were no comparable costs in 1999. Condemned and abandoned property expense also increased $52,121, due primarily to unamortized costs resulting from the depletion of reserves in the producing zone on a well in which the Company elected not to participate in a recompletion attempt of a secondary formation.

General and administrative expenses increased $419,069, from $1,211,130 in 1999 to $1,630,199 in 2000. This increase is primarily attributable to the costs associated with the Company's hiring of an investment banking firm to assist it in reviewing various strategic alternatives to maximize shareholder value and improve shareholder liquidity, and higher legal fees and directors' expenses.

Depreciation, depletion and amortization decreased $669,834. The net book value of each producing oil and gas property is amortized over the estimated life of the related oil and gas reserves. At the end of 1999, the Company recognized significant increases in the estimated oil and gas reserves on many properties, primarily as a result of the increases in product prices that occurred during the year. These increases had the effect of lowering the rates of amortization for most producing properties.

Interest expense decreased $187,574 in 2000 due to the lower outstanding borrowings for the year as compared to 1999.

The Company's effective tax rate in 2000 was 31%, compared to 29% in 1999 due to the full utilization in 1999 of certain statutory depletion carryforwards.

Results of Operations - Third quarter 2000 compared with third quarter 1999

Net income for the third quarter increased $1,193,442 (114%) from $1,045,423 in 1999 to $2,238,865 in 2000. The principal reasons for this increase are as follows:

Oil sales increased $971,013 (60%). The Company's average oil price increased from $19.92 per barrel in 1999 to $30.73 per barrel in 2000. This increase was partially offset by lower oil production which decreased 6% from 89,780 barrels in 1999 to 84,431 barrels in 1999.

Gas sales increased 57% ($925,239), primarily due to higher natural gas prices which increased from $2.27 per Mcf in 1999 to $4.21 per Mcf in 2000. This increase was partially offset by lower natural gas production which decreased 6% from 646,639 Mcf in 1999 to 606,870 Mcf in 2000.

Production expenses increased $230,482, due primarily to an increase in production taxes attributable to the higher oil and gas sales described above.

Exploration costs increased $52,064 in 2000. Dry hole costs increased $12,905 in 2000 due to a higher incidence of dry holes. Condemned and abandoned property expense also increased $39,159.

General and administrative expenses increased $167,574 (44%), from $380,239 in 1999 to $547,813 in 2000. This increase is primarily attributable to higher legal fees and directors' expenses, along with the costs associated with the Company's hiring of an investment banking firm to assist it in reviewing various strategic alternatives to maximize shareholder value and improve shareholder liquidity.

Depreciation, depletion and amortization decreased $279,785. The net book value of each producing oil and gas property is amortized over the estimated life of the related oil and gas reserves. At the end of 1999, the Company recognized significant increases in the estimated oil and gas reserves on many properties, primarily as a result of the increases in product prices that occurred during the year. These increases had the effect of lowering the rates of amortization for most producing properties.

Interest expense decreased $53,440 in 2000 due to the lower outstanding borrowings for the year as compared to 1999.

Merger Agreement

On October 3, 2000, the Company entered into a definitive agreement to be acquired by Cortez Oil & Gas, Inc., ("Cortez") headquartered in Plano, Texas. The agreement, which is subject to shareholder approval at a special meeting of shareholders scheduled for December 11, 2000, provides for all shareholders to receive $11.00 per share for all of their outstanding shares.

The merger agreement was unanimously approved by the Company's Board of Directors and is subject to customary closing conditions, including the approval of the Company's shareholders. The current directors of the Company and certain of their spouses, who own approximately 21.1% of the Company's shares, have entered into agreements to vote for the merger. Pursuant to the merger agreement, no more cash dividends will be paid on the Company's outstanding shares and the current officers and directors will resign effective upon the closing of the transaction.

If the merger agreement is terminated by the Company because the Board withdraws its recommendation or the shareholders fail to approve the merger, the Company must pay Cortez a termination fee of $2 million.

Additional information relating to the merger is contained in the Company's proxy statement which was mailed to shareholders and filed with the Securities and Exchange Commission on November 6, 2000.

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

The Company's capital exploration budget for 2000 is $5.5 million. During the first nine months of 2000, the Company had exploration expenditures of approximately $2.7 million and has remaining drilling commitments for 2000/2001 of approximately $1.6 million. In June 2000, the Company exercised its preferential purchase right to acquire an additional interest in a developmental Texas prospect operated by the Company. Cost for this additional interest was approximately $847,500.

There was a working capital surplus at September 30, 2000 of $1,181,553. The Company's working capital and internally generated cash flows are expected to be sufficient to finance the Company's remaining budgeted 2000 exploration and development activities. In addition, the Company has a $5 million revolving line of credit available until June 30, 2001. There are no outstanding borrowings under this line of credit at November 13, 2000, however the line does guarantee the payment of a $25,000 letter of credit.

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

Forward-Looking Statements

Certain statements included in this report which are not historical facts are "forward-looking statements", including statements with respect to oil and gas reserves, the number and anticipated costs of wells to be drilled, future capital expenditures (including the amount and nature thereof), anticipated date of repayment of bank debt, proposed merger with Cortez and other such matters. These forward-looking statements are based on current expectations, estimates, assumptions and beliefs of management; and words such as "expects", "believes", "anticipates", "intends", "plans" and similar expressions are intended to identify such forward-looking statements. These forward-looking statements involve risks and uncertainties, including, but not limited to: dependence upon the prices for oil and natural gas which prices are subject to significant fluctuations in response to relatively minor changes in supply and demand for such products, market uncertainty, political conditions in oil producing regions, domestic and foreign government regulations, the price and availability of alternative fuels and a variety of other factors; competition in the acquisition of oil and gas properties and the development, production and marketing of oil and natural gas; operating hazards typically associated with the exploration, development, production and transportation of oil and natural gas; federal, state and local laws relating to the exploration, development, production and marketing of oil and natural gas, including environmental and safety matters; changes in laws and regulations; and other factors, most of which are beyond the control of the Company. Accordingly, actual results and developments may differ materially from those expressed in the forward-looking statements. The Company assumes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

           Exhibit
           Number    Description
           -------   -----------

               2 Agreement and Plan of Merger between the Company and Cortez Oil & Gas, Inc. dated October 3, 2000 (filed as Exhibit 2 to the Company's Current Report on Form 8-K dated October 3,
                    2000).

               27   Financial Data Schedule.

           (b)  Reports on Form 8-K.

                 A Report on Form 8-K, dated October 3, 2000, was filed October 4, 2000, reporting under Item 5 that the Company had entered into an Agreement and Plan of Merger with Cortez Oil & Gas, Inc. ("Cortez") pursuant to which Cortez will acquire the Company.

                 A Report on Form 8-K, dated October 10, 2000, was filed October 10, 2000, reporting under Item 5 the proposed merger with Cortez and filing under Item 7 the Agreement and Plan of Merger with Cortez.

                                   Signatures



In accordance with the requirements of the Exchange Act , the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Home-Stake Oil & Gas Company
                                           (Registrant)


Date: November 14, 2000                By:    /s/  Robert C. Simpson
                                           -----------------------------
                                            Robert C. Simpson
                                            Chairman of the Board, C.E.O.
                                            and President


Date: November 14, 2000                By:    /s/  Chris K. Corcoran
                                           -----------------------------
                                            Chris K. Corcoran
                                            Executive Vice President,
                                            Chief Financial Officer and
                                            Corporate Secretary

                                INDEX OF EXHIBITS


The following documents are included as exhibits to this Form 10-QSB. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.

     Exhibit
     Number       Description

          2 Agreement and Plan of Merger between the Company and Cortez Oil & Gas, Inc. dated October 3, 2000 (filed as Exhibit 2 to the Company's Current Report on Form 8-K dated October 3, 2000).

          27   Financial Data Schedule.